Form 10-Q
period 1995-03-31
STUART ENTERTAINMENT INC
filed 1995-05-15
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934


    For the Quarter Ended                             Commission File Number
        March 31, 1995                                        0-10737


                           Stuart Entertainment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         84-0402207
- ------------------------                          ----------------------
(State of incorporation)                            (I.R.S. Employer
                                                  Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                 51501
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)


Registrant's Telephone Number, including Area Code:     (712) 323-1488
                                                    -----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes [X]   No [ ]


As of May 1, 1995 there were 6,594,388 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES




                                     INDEX


                                                                  Page No.
                                                                  --------
PART I.   FINANCIAL INFORMATION:

  Item 1:

     Consolidated Statements of Operations for the
      Three Months Ended March 31, 1995 and 1994................      3

     Consolidated Balance Sheets as of March 31, 1995 and
      December 31, 1994.........................................   4- 5

     Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1995 and 1994................      6

     Notes to Consolidated Financial Statements.................   7-13

  Item 2:

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................  14-18

PART II.  OTHER INFORMATION.....................................     19

     Signatures.................................................     20


     Exhibit Index..............................................     21

                         PART I. FINANCIAL INFORMATION

Items 1.  FINANCIAL STATEMENTS

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                (Amounts In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
NET SALES                                              $27,464    $15,428

COST OF GOODS SOLD                                      19,222     11,079
                                                       -------    -------
GROSS MARGIN                                             8,242      4,349

OTHER EXPENSES AND INCOME:
  Selling, general and administrative expenses           6,379      3,102
  Equity in (earnings) losses of joint ventures            (15)       225
  Amortization of goodwill                                 203         14
  Interest expense                                       1,072        257
  Interest income                                          (40)       (36)
  Royalty income                                           (66)       (53)
                                                       -------    -------
Other expenses and income - net                          7,533      3,509
                                                       -------    -------
INCOME BEFORE INCOME TAXES                                 709        840

INCOME TAX PROVISION                                       471        311
                                                       -------    -------

NET INCOME                                             $   238    $   529
                                                       =======    =======
EARNINGS PER SHARE                                     $   .04    $   .15
                                                       =======    =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                          6,677      3,498
                                                       =======    =======

Note: No dividends were paid or declared during the three months ended March 31, 1995 and March 31, 1994.

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1995 And DECEMBER 31, 1994
                             (Amounts In Thousands)

ASSETS                                            March 31,    December 31,
                                                    1995           1994
                                                  ---------    ------------
                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                            $ 2,084        $ 2,116
  Receivables:
    Trade receivables, less allowance for
      doubtful accounts of $1,900 and $1,598,
      respectively:
      Related parties                               1,031            838
      Other                                        16,446         14,163
    Current portion of notes receivable,
      less allowance for doubtful notes
      of $199 and $199, respectively                  678            761
  Inventories  (Note 3)                            17,549         16,103
  Refundable income taxes                               -            225
  Deferred income taxes                             1,845          1,513
  Prepaid expenses and other                          684            388
                                                  -------        -------
  Total Current Assets                             40,317         36,107

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                4,850          4,710
  Equipment                                        27,574         24,520
                                                  -------        -------
    Total                                          32,424         29,230
  Less accumulated depreciation                    10,290          9,387
                                                  -------        -------
  Property, Plant And Equipment - Net              22,134         19,843

OTHER ASSETS:
  Notes receivable, less allowance for doubtful
    notes of $423 and $423, respectively            1,229          1,366
  Goodwill, net of accumulated amortization
    of $617 and $426, respectively                 29,254         28,958
  Investment in joint venture                         171            155
  Deferred financing costs, net of accumulated
    amortization of $86 and $16, respectively       1,550          1,613
  Other                                             1,074            783
                                                  -------        -------
  Total Other Assets                               33,278         32,875
                                                  -------        -------

TOTAL ASSETS                                      $95,729        $88,825
                                                  =======        =======



See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994
                             (Amounts In Thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,    December 31,
                                                    1995           1994
                                                  ---------    ------------
                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)      $ 6,455        $ 6,482
  LSA Purchase Price Adjustment (Note 4)            1,642          1,642
  Trade payables:
    Related parties                                   555            276
    Other                                           9,495         10,180
  Accrued payroll and benefits                      1,762          1,597
  Income taxes payable                                 36              -
  Other accrued liabilities                         3,100          1,476
                                                  -------        -------
  Total Current Liabilities                        23,045         21,653

LONG-TERM DEBT (Note 5)
  Related party                                     5,000          5,000
  Other                                            34,069         29,416
                                                  -------        -------
  Total Long-Term Debt                             39,069         34,416

DEFERRED INCOME TAXES                               2,442          2,270

DEFERRED INCOME                                       331            333
                                                  -------        -------
TOTAL LIABILITIES                                  64,887         58,672

STOCKHOLDERS' EQUITY:
  Common stock                                         66             66
  Additional paid-in capital                       26,083         25,776
  Retained earnings                                 4,977          4,739
  Less treasury stock (56,260 shares at cost)        (189)          (189)
  Cumulative translation adjustment,
    net of deferred taxes                            ( 95)          (239)
                                                  -------        -------
  Total Stockholders' Equity                       30,842         30,153
                                                  -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $95,729        $88,825
                                                  =======        =======

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                             (Amounts In Thousands)
                                  (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     1995      1994
                                                       ---------  ---------
  Net income                                           $    238   $    529
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Payment on termination of Consulting Agreement      (1,000)         -
     Depreciation and amortization                        1,111        496
     Provision for doubtful accounts                        151        112
     Equity in (earnings) losses of joint ventures          (15)       225
     Deferred income taxes                                 (390)      (134)
     Other noncash expenses - net                           733        246
     Change in operating working capital items:
       Trade receivables                                 (2,536)    (1,999)
       Inventories                                         (791)       (41)
       Trade payables                                       966         52
       Other - net                                          689        538
                                                       --------   --------
  Net cash provided by (used in) operating activities      (844)        24

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (1,577)      (113)
  Payments received on notes receivable                     286        280
  Investment in joint ventures                                -       (498)
 Costs of acquisition of LSA                               (274)         -
 Investment in distributor                                 (117)         -
 Acquisition of Reliable                                   (296)         -
 Other                                                      (21)         -
                                                       --------   --------
  Net cash used in investing activities                  (1,999)      (331)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under Revolving Facility                      4,253          -
  Net borrowings on previous line of credit                   -        724
 Payments on Term Facility                                 (743)         -
  Payments on other long-term debt                         (697)      (582)
  Costs on issuance of stock                                (17)         -
                                                       --------   --------
  Net cash provided by financing activities               2,796        142

Effect of currency exchange rate changes on cash
 of foreign subsidiaries                                     15          -
                                                       --------   --------
NET CHANGE IN CASH                                          (32)      (165)

CASH AT BEGINNING OF PERIOD                               2,116        512
                                                       --------   --------
CASH AT END OF PERIOD                                  $  2,084   $    347
                                                       ========   ========
Interest paid                                          $  1,150   $    255
Income taxes paid                                      $    459   $      -

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements of Stuart Entertainment, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

     In the opinion of management of Stuart Entertainment, Inc. (the "Company"), the foregoing Consolidated Financial Statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

2.   EARNINGS PER SHARE:

     The number of shares used in earnings per share calculations for the three-month periods ended March 31, 1995 and 1994 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

3.   INVENTORIES:

     Inventories consisted of the following:

                                        March 31,   December 31,
                                           1995         1994
                                       -----------  ------------
              Raw Materials            $ 5,696,000  $ 4,380,000
              Work-In-Process            3,171,000    2,418,000
              Finished Goods             8,682,000    9,305,000
                                       -----------  -----------
                   Total               $17,549,000  $16,103,000
                                       ===========  ===========

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


4.  ACQUISITIONS AND FINANCING

    BINGO PRESS & SPECIALTY LIMITED:

    On December 13, 1994, the Company completed the acquisition (the "Acquisition") of Len Stuart & Associates Limited ("LSA") pursuant to a Stock Purchase Agreement (the "LSA Agreement") with LSA and Mr. Leonard
    A. Stuart, the sole shareholder of LSA and the Chairman and former Chief Executive Officer of the Company. LSA was the holding company for i) Bingo Press & Specialty Limited, an Ontario, Canada corporation and a major manufacturer of bingo supplies and related products in Canada, which operates under the trade name Bazaar & Novelty ("Bazaar"), and ii) Niagara Bazaar & Novelty Limited, an Ontario, Canada corporation and a retailer of bingo supplies and related products ("Niagara").

    The total purchase price was $36,786,000, consisting of the following:
    i) payment of $30,000,000 cash at closing, ii) issuance of a senior subordinated note for $5,000,000, iii) issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $5.75 per share (valued by the Company at $144,000) and iv) the Bazaar Purchase Price Adjustment (as defined below). In connection with the Acquisition, the Company incurred $1,129,000 of transaction costs.

    Under the LSA Agreement, there would be an adjustment to the purchase price ("Bazaar Purchase Price Adjustment") to the extent that the Consolidated Net Book Value (as defined in the LSA Agreement) of LSA and its subsidiaries on September 30, 1994 was more or less, respectively, than the Consolidated Net Book Value of LSA and its subsidiaries on December 31, 1993. The Bazaar Purchase Price Adjustment was determined to be $1,642,000.

    To partially finance the Acquisition, the Company entered into an agreement with MLGA Fund II, L.P. and Bingo Holdings, Inc., affiliates of the investment banking firm of Morgan Lewis Githens & Ahn, Inc. ("MLGA, Inc."), whereby Bingo Holdings, Inc. purchased i) 3,130,435 newly issued shares of the Company's common stock for $5.75 per share and ii) received warrants to acquire 775,000 shares of the Company's common stock at an exercise price of $5.75 per share, for an aggregate purchase price of $18,000,000 (the "Equity Financing"). With the net proceeds from the Equity Financing and amounts borrowed under the new Credit Agreement (see
    Note 5), the Company acquired LSA.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


4.  ACQUISITIONS AND FINANCING: (Continued)

    BINGO PRESS & SPECIALTY LIMITED: (Continued)

    The Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $27,316,000.

    The results of operations of Bazaar have been consolidated since the date of the Acquisition.

    THE RELIABLE CORPORATION OF AMERICA, INC.:

    Effective January 1, 1995, the Company acquired i) substantially all the assets and assumed substantially all existing liabilities (the "Net Assets") from The Reliable Corporation of America, Inc. ("Reliable") and
    ii) two presses owned by Reliable's shareholders (the "Presses").

    The total purchase price paid for the Net Assets and the Presses was $1,300,000 subject to adjustment. The purchase price was paid as follows: i) $200,000 paid in cash, ii) $320,000 paid through the issuance of 55,652 shares of the Company's common stock valued at $5.75 per share, and iii) $780,000 in the form of a promissory note with equal principal payments over 90 months plus accrued interest at the rate of 1% over national prime.

    The Company entered into non-competition agreements with the shareholders of Reliable. Under these agreements, the Company will make monthly payments of approximately $5,000 for 90 months to the Reliable shareholders. The present value of these payments (using a 9% discount factor) is $301,000. The Company also entered into an employment agreement with the President of Reliable.

    The results of operations of Reliable have been consolidated since January 1, 1995.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


4.  ACQUISITIONS AND FINANCING: (Continued)

    PRO FORMA INFORMATION:

    The following pro forma condensed consolidated statements of operations for the three-month periods ended March 31, 1995 and 1994 give effect to the acquisition of LSA and Reliable, the Equity Financing and borrowings on the new Credit Agreement as if such transactions had occurred as of January 1, 1994. The pro forma consolidated statement of operations do not purport to represent what the Company's results of operations would have been if such transactions had in fact occurred on such dates and should not be viewed as predictive of the Company's financial results of the future.

                                     Pro Forma         Pro Forma
                                Three Months Ended  Three Months Ended
                                  March 31, 1995     March 31, 1994
                                ------------------  ------------------
    Net Sales                     $ 27,464,000         $ 25,888,000

    Net Income                    $    536,000         $    670,000

    Earnings Per Share            $       0.08         $       0.10

    Average Common and Common
     Equivalent Shares Outstanding   6,676,705            6,710,649


    The pro forma results above do not include the following non-recurring charge that was included in the results of operations after the date of the Acquisition:

    i) In accordance with the application of purchase accounting to the assets of Bazaar, the finished goods of Bazaar were recorded at sales value less costs to sell and a reasonable margin on the costs to sell. This resulted in the write-up of finished goods inventory of Bazaar which was included in costs of goods sold in 1994 and 1995 as the finished goods were sold during the periods. The amount charged to cost of goods sold in the three months ended March 31, 1995 was $489,000 and the reduction of net income, net of taxes of $191,000, was $298,000.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)

5.  LONG-TERM DEBT

    Long-term debt consisted of the following:

                                          March 31,      December 31,
                                            1995             1994
                                         -----------     ------------
    Borrowings under Credit Agreement:
      Revolving Facility                 $16,918,000     $12,601,000
     Term Facility                        14,169,000      14,840,000
    Subordinated note payable to
     Mr. Stuart                            5,000,000       5,000,000
    Other term loans and mortgages
     payable to banks                      2,351,000       1,208,000
    Obligations under capital leases       3,813,000       4,211,000
    Notes payable to others                3,273,000       3,038,000
                                         -----------     -----------
    Total                                 45,524,000      40,898,000
    Less current portion                   6,455,000       6,482,000
                                         -----------     -----------
    Total long-term debt                 $39,069,000     $34,416,000
                                         ===========     ===========

    CREDIT AGREEMENT:

    In connection with the Acquisition, on December 13, 1994, the Company entered into an agreement (the "Credit Agreement") with a national bank ("Bank") for a financing facility of $35,000,000, with a senior secured revolving line of credit of $20,000,000 (the "Revolving Facility") and a senior secured term loan facility of $15,000,000 (the "Term Facility"). The Credit Agreement expires and all amounts outstanding are due on December 12, 1999. The Credit Agreement provided funding to complete the Acquisition, refinance existing debt of the Company and Bazaar and to provide a working capital line.

    On December 13, 1994, i) the Revolving Facility was separated into a U.S. Facility for $10,000,000 and a Canadian Revolving Facility for C$13,875,000 ($10,000,000) and ii) the Term Facility was separated into a U.S. Term Facility for $5,000,000 and a Canadian Term Facility for C$13,875,000 ($10,000,000). Loans under the U.S. Revolving and U.S. Term Facility can, at the option of the Company, be priced either as (a) a Base Rate Loan (at Bank's prime rate plus 1/2%) or (b) an Offshore Loan (at LIBOR rates plus 1.75%). Loans under the Canadian Revolving and the Canadian Term Facility can, at the option of the Company, be priced either as (i) a Base Rate Loan (at Bank's Canadian prime rate plus 1/2%) or (ii) an Offshore Loan (at Bankers Acceptance Rates plus 1.75%). Interest payments are due (a) monthly on Base Rate Loans and (b) at the end of an Offshore Loan period, which could be from one to 180 days.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED
                                  (Continued)

5.  LONG-TERM DEBT:  (Continued)

    CREDIT AGREEMENT:  (Continued)

    The Credit Agreement requires quarterly principal payments of $250,000 under the U.S. Term Facility and C$694,000 ($492,000) under the Canadian Term Facility until maturity. No principal payments are required on the Revolving Facility until maturity.

    At March 31, 1995, loans outstanding on the U.S. Revolving Facility totaled $8,200,000 (all Offshore Loans at an interest rate of 7.81%) and loans outstanding on the Canadian Revolving Facility totaled C$12,200,000($8,718,000) (primarily Offshore Loans at a weighted average interest rate of 10.16%). At March 31, 1995, loans outstanding on the U.S. Term Facility totaled $4,750,000 (an Offshore Loan at an interest rate of 7.81%) and loans outstanding on the Canadian Term Facility totaled C$13,181,000 ($9,419,000) (an Offshore Loan with an interest rate of 10.16%).

    The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. At December 31, 1994 and March 31, 1995, the Company was not in compliance with the leverage ratio covenant based on the combined operating results of the Company and Bazaar for the full year. In April, 1995, the Bank and the Company entered into a Waiver and First Amendment to the Credit Agreement pursuant to which the Bank waived any event of default solely as a result of a breach of the leverage ratio covenant for the periods of December 31, 1994 and March 31, 1995, and amended and restated the definition of leverage ratio. At March 31, 1995, the Company was not in compliance of the minimum net worth covenant, however, the Bank and the Company are currently discussing a waiver and amendment to the covenants. Management anticipates it will be granted a waiver and the covenants will be revised to be mutually agreeable to the Company and the Bank.

    FINANCING ASSUMED WITH RELIABLE NET ASSET PURCHASE:

    Pursuant to the purchase of Net Assets from Reliable, the Company assumed a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable. Amounts borrowed under the line of credit are based on percentages of eligible trade accounts receivable and certain types of inventory. Interest at the rate of 2% over the Michigan bank's prime rate is paid monthly on the line of credit facility. Advances under the line of credit are limited to the greater of i) $600,000 or ii) eligible accounts receivable and inventory less the balance of a certain term loan which at the closing of the bank agreement was approximately $241,000.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED
                                  (Continued)

5.  LONG-TERM DEBT:  (Continued)


    FINANCING ASSUMED WITH RELIABLE NET ASSET PURCHASE: (Continued)

    The term loan credit facility includes three term loans with balances at the closing date of $35,000, $368,000 and $241,000. The term loans require monthly principal payments of approximately $21,700 plus interest at 2% over the Michigan bank's prime rate. The maturity date of both the line of credit and the term loans is July 1, 1995. The Company expects the Michigan bank credit agreement to be extended.

    The Company assumed another note payable in the amount of $250,000 which requires monthly principal payments of approximately $10,400 plus accrued interest at national prime plus 1.6%.

    As part of the payment for the purchase of the Net Assets of Reliable, the Company issued $780,000 in the form of a promissory note payable to The Reliable Corporation of America, Inc. with equal principal payments over 90 months plus accrued interest at a rate of 1% over national prime.

6.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING INFORMATION:

    During the first three months of 1995 and 1994, the Company financed the acquisition of equipment totaling $0 and $247,000, respectively, through the assumption of obligations under capital leases.

    In connection with the acquisition of the Net Assets and the Presses from Reliable, the Company i) assumed Reliable's line of credit and term loan credit facility with a Michigan bank, which totaled $1,237,000, ii) assumed another note payable of $250,000, iii) issued a note payable to the shareholders' of Reliable for $780,000 and iv) issued 55,652 unregistered shares of the Company's common stock, which was valued at $320,000 ($5.75 per share).

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1995 And 1994

Net Sales - Net sales in the first quarter 1995 increased $12,036,000 (78.0%) to $27,464,000 from $15,428,000 in the same period of 1994. The sales growth in 1995 was primarily attributable to the inclusion of sales from Bazaar, Reliable and Stuart Entertainment England for the three month period in 1995 which increased sales $11,645,000 (75.5%). Excluding the effect of Bazaar, Reliable and Stuart Entertainment England sales, Bingo paper increased $918,000 (12.2%) and ink products increased $242,000 (14.9%). These increases were offset by a decrease in Video King sales of $463,000 (43.0%), Bingo electrical equipment of $246,000 (13.0%) and slight decreases in break-open tickets. Bingo paper units increased 4.9% from 1994 to 1995 and ink products experienced unit increases of 20.7%. Break-open tickets experienced a unit sales decrease of 5.4% during the same three-month periods.

Overall sale price levels increased for Bingo paper and break-open tickets while sale price levels for ink products decreased during the three-month period of 1995 compared to the same period in 1994. Bingo paper sale prices increased approximately 6.9%. This increase was the result of raw material price increases on newsprint paper. Break-open ticket prices increased 2.7% during 1995. Ink products decreased approximately 4.3% due primarily from a shift in the mix of ink products sold to lower priced products from higher priced ink products.

Cost Of Goods Sold - Cost of goods sold, as a percentage of sales, decreased from 71.8% for the three months ended March 31, 1994 to 70.0% for the three months ended March 31, 1995. The decrease in the cost of goods sold percentage is due i) to a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company, ii) the increase in sale prices as discussed above, and iii) improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material newsprint paper and general labor rate increases. Additionally, the Company recorded an adjustment to cost of goods sold of $489,000 (1.7%) to record the effect of purchase accounting on the finished goods inventory of Bazaar at the date of the Acquisition which was sold subsequently during the first quarter of 1995. The total adjustment to the Bazaar finished goods inventory ($870,000) has been reflected in cost of goods sold during the fourth quarter of 1994 ($381,000) and the first quarter of 1995 ($489,000).

During 1994 and the first three months of 1995, the Company has experienced significant increases in the price of paper products purchased for the manufacturing of Bingo paper and for packaging. The Company initiated sales price increases on Bingo paper during this period that approximated the amount of the increase in the paper products purchased.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS  (Continued)

Comparison of Three Months Ended March 31, 1995 And 1994 (Continued)


The Company anticipates further increases in the price of paper products purchased during 1995. Management intends to increase the sales price on Bingo paper during 1995 to offset this increase in costs. Management believes that this increase in the sales price of Bingo paper will not place the Company at a competitive disadvantage.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses increased approximately $3,277,000 from $3,102,000 for the three months ended March 31, 1994 to $6,379,000 during the first three months of 1995. SG&A expenses, as a percent of sales, increased to 23.2% in the first three months of 1995 from 20.1% during the same period of 1994. The increase in SG&A expenses was due primarily to two factors. First, approximately $2,879,000 resulted from the consolidation of Bazaar, Reliable and Stuart Entertainment England for the three-month period ended March 31, 1995. Second, excluding the effect of Bazaar, Reliable and Stuart Entertainment England, salaries and related costs increased $483,000 primarily due to increases in number of employees, salary levels and incentive compensation accruals.

Equity Earnings (Losses) In Joint Ventures - Equity income in joint ventures total $15,000 for the first quarter of 1995 compared with a loss of $225,000 for the same period in 1994. Under the joint venture agreement, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. During the period from January 1, 1994 through March 31, 1994, the Company recognized losses related to its investment in Stuart Entertainment Mexico of $129,000 which represented SG&A expenses. The equity loss for Stuart Entertainment England of $96,000 represents 50% of the net operating loss of Stuart Entertainment England for the period January 1, 1994 through March 31, 1994. With the Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company.

Interest Expense - Interest expense for the three month period ended March 31, 1995 totaled $1,072,000 compared with $257,000 in the same period in 1994.
The increase of $815,000 was due to i) the consolidation of Bazaar, Stuart Entertainment England and Reliable which increased interest expense by $545,000, ii) higher interest rates experienced in 1995 compared to the same period in 1994 and iii) significantly higher borrowing levels at March 31, 1995 compared to March 31, 1994.

Interest Income - Interest income increased $4,000 for the three month period ended March 31, 1995 to $40,000 compared to $36,000 for the same period in 1994. The increase was due to higher interest rates charged partially offset by reduced balances in notes receivable at March 31, 1995 compared to March 31, 1994.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS  (Continued)

Comparison of Three Months Ended March 31, 1995 And 1994 (Continued)


Royalty Income - Royalty income of $66,000 for the three month period ended March 31, 1995 was primarily received under an agreement with a distributor for royalty payments based on the number of units of bingo paper printed on a press leased by the Company to the distributor. This compares to royalty income of $53,000 for the same period in 1994. The increase was due to greater units produced by the distributor.

Net Income - Net income for the three month period ended March 31, 1995 was $238,000 ($.04 per share) compared with net income of $529,000 ($.15 per share) for the same period of 1994. The decrease in net income and earnings per share was largely due to i) increased losses of Stuart Entertainment England of $337,000 ($.05 per share), and ii) the purchase accounting adjustment required for Bazaar's finished good inventory of $298,000 ($.04 per share).

Other - The effective tax rate for 1995 was greater than the federal statutory rate primarily due to the effect of non-recognition of NOL carryforwards for Stuart Entertainment England and goodwill amortization offset by state, foreign tax, and research and development credits.

Inflation did not have a material effect on the Company's operations for the three month periods in 1995 or 1994.



LIQUIDITY AND CAPITAL RESOURCES

The Company completed the Acquisition of LSA during the fourth quarter of 1994. As a result of the Bazaar Purchase Price Adjustment, the Company is obligated to pay Mr. Stuart an additional $1,642,000. The Company has paid to Mr. Stuart $720,000 of the Bazaar Purchase Price Adjustment in April, 1995, and the remaining balance will accrue interest payable monthly at 2.25% over the prime rate shown in The Wall Street Journal beginning March 6, 1995.
(See Note 4 of the Notes to Consolidated Financial Statements.)

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS  (Continued)

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

At December 31, 1994, the Company was not in compliance with the leverage ratio covenant under the Credit Agreement based on the combined operating results of the Company and Bazaar for the full year. In April, 1995, the Bank and the Company entered into a Waiver and First Amendment to the Credit Agreement pursuant to which the Bank waived any event of default solely as a result of a breach of the leverage ratio covenant for the periods of December 31, 1994 and March 31, 1995, and amended and restated the definition of leverage ratio. At March 31, 1995, the Company was not in compliance of the minimum net worth covenant, however, the Bank and the Company are currently discussing a waiver and amendment to the covenants. Management anticipates it will be granted a waiver and the covenants will be revised to be mutually agreeable to the Company and the Bank.

The Company's long-term debt at March 31, 1995, including the current portion thereof, totaled $45,524,000 compared to $40,898,000 at December 31, 1994. Cash payments on long-term debt during the first quarter of 1995 totaled approximately $1,440,000 compared to $582,000 for the same period in 1994. Additions to long-term debt in 1995 were related to the acquisition of the Net Assets of Reliable and the Presses. Long-term debt at March 31, 1995, consisted of amounts borrowed under the Credit Agreement of $31,087,000, notes payable to banks and others of $10,624,000 and leases totaling $3,813,000.
The notes payable have remaining payment terms as of March 31, 1995, ranging from less than one (1) year to approximately five (5) years. These notes bear interest at a rate of 1.75% over LIBOR, 0.5% over prime, or at a fixed rate ranging from 6.0% to 13.5%. The obligations under capital leases have remaining payment terms of from less than one (1) year to approximately five
(5) years. Lease payments are determined based upon simple interest equivalent rates of 7.9% to 15.2%.

Pursuant to the purchase of net assets from Reliable, the Company assumed a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable. (See Note 5 of the Notes to Consolidated Financial Statements.)

Capital expenditures during the first three months of 1995 totaled $1,577,000. During the second quarter of 1995 (through May 12, 1995), the Company received funding from lease finance companies totalling approximately $1,145,000. The Company currently expects to receive an additional $1,341,000 from lease finance companies that relate primarily to expenditures in the first quarter of 1995 and the fourth quarter of 1994. As of March 31, 1995, the Company had outstanding capital expenditure commitments of $608,000. Capital expenditures for fiscal 1995 are projected to be $6,400,000.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS  (Continued)

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

The Company is currently in negotiations with financial institutions to lease specific pieces of equipment as well as to obtain new lease lines of credit. The Company believes, but has no assurances, that it will be able to obtain additional financing to fund the Company's future financial requirements.

Total trade receivables increased $2,476,000 from $15,001,000 at December 31, 1994 to $17,477,000 at March 31, 1995. The increase is due primarily to the consolidation of Reliable (approximately $1,340,000) at March 31, 1995 and increased sales levels in 1995. Total notes receivable (including current and long-term portions) decreased $220,000 from a balance of $2,127,000 at December 31, 1994, to $1,907,000 at March 31, 1995. During the three-month period ended March 31, 1995, trade receivables totaling $28,000 were converted to notes receivable from non-related parties. The conversion was made to assist a customer in resolving cash flow deficiencies and to aid the customer in accomplishing their long term growth plans. At March 31, 1995, the Company had aggregate trade receivables and notes receivable from twelve customers totaling $6,711,000, with balances from individual customers ranging from $1,303,000 to $303,000. While the Company believes these receivables to be collectible, the Company has provided a total allowance for doubtful accounts at March 31, 1995 of approximately $2,522,000.

Inventories increased $1,446,000 from $16,103,000 at December 31, 1994, to $17,549,000 at March 31, 1995. Substantially all of the increase ($1,395,000) was due to the consolidation of Reliable at March 31, 1994.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

         a.   Exhibits:

              Exhibit 11:    Statement Regarding Computation of Per Share
                             Earnings

              Exhibit 27:    Financial Data Schedule

         b.   Reports on Form 8-K:

              1. The Company filed a Current Report on Form 8-K, dated January 13, 1995, under Item 5 regarding the acquisition of the Net Assets of The Reliable Corporation of America, Inc. and the installation of System 12 trademark at the Casino Sandia in Albuquerque, New Mexico.

              2. The Company filed a Current Report on Form 8-K, dated December 15, 1995, on Form 8-K/A-1, regarding the acquisition of Len Stuart & Associates Limited.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             STUART ENTERTAINMENT, INC.





Date:    May 12, 1995        /s/ Timothy R. Stuart
                             Timothy R. Stuart
                             President



Date:    May 12, 1995        /s/ John A. McCray
                             John A. McCray
                             Director of Finance



Date:    May 12, 1995        /s/ Michael T. Nealon
                             Michael T. Nealon
                             Corporate Controller

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.        Description                             Page
- -----------        -----------                             ----
    11             Statement Regarding Computation
                   of Per Share Earnings                    22


    27             Financial Data Schedule                  23
