Form 10-Q
period 1995-06-30
STUART ENTERTAINMENT INC
filed 1995-08-14
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                     Commission File Number
   June 30, 1995                                                  0-10737


                           Stuart Entertainment, Inc.
             (Exact name of registrant as specified in its charter)


       Delaware                                                    84-0402207
(State of incorporation)                                        (I.R.S. Employer

3211 Nebraska Avenue, Council Bluffs, IA                             51501
(Address of principal executive offices)                           (Zip Code)


Registrant's Telephone Number, including Area Code:              (712) 323-1488

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes /X/  No / /


As of August 1, 1995 there were 6,694,715 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES




                                     INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
          Three And Six Months Ended June 30, 1995 and 1994.........      3

         Consolidated Balance Sheets as of June 30, 1995 and
          December 31, 1994.........................................    4-5

         Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1994...................    6-7

         Notes to Consolidated Financial Statements.................   8-13

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................  14-21

PART II. OTHER INFORMATION..........................................     22

         Signatures.................................................     23

         Exhibit Index..............................................     24

                         PART I. FINANCIAL INFORMATION

Items 1.         FINANCIAL STATEMENTS

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                (Amounts In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)


                                         Three Months Ended               Six Months Ended
                                               June 30,                        June 30,
                                        ---------------------           ---------------------
                                         1995           1994             1995           1994
                                        ------         ------           ------         ------
NET SALES                               $29,421       $14,851           $56,885       $30,279

COST OF GOODS SOLD                       20,095        10,550            39,317        21,629
                                        -------       -------           -------       -------

GROSS MARGIN                              9,326          4,30            17,568         8,650

OTHER EXPENSES AND INCOME:
  Selling, general and
    administrative expenses               7,036         3,207            13,349         6,256
  Equity in (earnings) losses
    of joint ventures                       (29)          137               (44)           362
  Amortization of goodwill                  216            17               419            31
  Interest expense, net                   1,283           214             2,315           435
  United Kingdom charge (Note 6)            800             0               800             0
                                        -------       -------           -------       -------

Other expenses and income - net           9,306         3,575            16,839         7,084
                                        -------       -------           -------       -------

INCOME BEFORE INCOME TAXES                   20           726               729         1,566

INCOME TAX PROVISION                        541           260             1,012           571
                                        -------       -------           -------       -------

NET EARNINGS (LOSS)                     $  (521)      $   466           $  (283)      $   995
                                        =======       =======           =======       =======

EARNINGS (LOSS) PER SHARE               $ (0.08)      $  0.13           $ (0.04)      $  0.28
                                        =======       =======           =======       =======

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                             6,676         3,486             6,677         3,492
                                        =======       =======           =======       =======


Note: No dividends were paid or declared during the six months ended June 30, 1995 and June 30, 1994.

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994
                             (Amounts In Thousands)

ASSETS
------                                                 June 30,       December 31,
                                                        1995             1994
                                                     -----------      ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash                                                 $ 1,768           $ 2,116
  Trade and notes receivables, less allowances
    for doubtful accounts of $2,041 and $1,797,
    respectively                                        19,165            15,762
  Inventories (Note 3)                                  19,755            16,103
  Refundable income taxes                                    0               225
  Deferred income taxes                                  1,951             1,513
  Prepaid expenses and other                               552               388
                                                       -------           -------

  Total Current Assets                                  43,191            36,107

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                     4,887             4,710
  Equipment                                             28,591            24,520
                                                       -------           -------
    Total                                               33,478            29,230
  Less accumulated depreciation                         11,258             9,387
                                                       -------           -------

  Property, Plant And Equipment - Net                   22,220            19,843

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $816 and $426, respectively                      29,498            28,958
  Deferred financing costs, net of accumulated
    amortization of $182 and $16, respectively           1,471             1,613
  Notes receivable, less allowance for doubtful
    accounts of $423 and $423, respectively              1,163             1,366
  Other assets                                           1,261               938
                                                       -------           -------

  Total Other Assets                                    33,393            32,875
                                                       -------           -------

TOTAL ASSETS                                           $98,804           $88,825
                                                       =======           =======




See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                             (Amounts In Thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
                                                                         June 30,    December 31,
                                                                          1995          1994
                                                                       -----------   ------------
                                                                       (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                            $ 6,716        $ 6,482
  Trade payables                                                         12,453         10,456
  Accrued liabilities and others                                          6,233          4,715
                                                                        -------        -------

  Total Current Liabilities                                              25,402         21,653

LONG-TERM DEBT (Note 5)
  Related party                                                           5,000          5,000
  Other                                                                  34,847         29,416
                                                                        -------        -------
  Total Long-Term Debt                                                   39,847         34,416

DEFERRED INCOME TAXES                                                     2,504          2,270

DEFERRED INCOME                                                             316            333
                                                                        -------         ------

TOTAL LIABILITIES                                                        68,069         58,672

STOCKHOLDERS' EQUITY:
  Common stock                                                               68             66
  Additional paid-in capital                                             26,325         25,776
  Retained earnings                                                       4,456          4,739
  Treasury stock (At cost)                                                 (189)          (189)
  Cumulative translation adjustment,
    net of deferred taxes                                                    75           (239)
                                                                        -------        -------

  Total Stockholders' Equity                                             30,735         30,153
                                                                        -------        -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $98,804        $88,825
                                                                        =======        =======





See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                             (Amounts In Thousands)
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ---------------------
                                                                           1995             1994
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                   $  (283)         $   995
  Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
      Payment on termination of Consulting Agreement                     (1,100)               0
      United Kingdom charge                                                 800                0
      Depreciation and amortization                                       2,167              964
      Provision for doubtful accounts                                       375              224
      Equity in (earnings) losses of joint ventures                         (44)             362
      Deferred income taxes                                                (549)            (388)
      Other noncash expenses - net                                        1,157              330
      Change in operating working capital items, net                     (2,858)          (1,404)
                                                                        -------          -------
  Net cash provided by (used in) operating activities                      (335)           1,083

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (2,520)            (169)
  Payments received on notes receivable                                     486              491
  Investment in joint ventures                                                0             (512)
  Costs of acquisition of LSA                                              (324)               0
  Investment in distributor                                                (116)               0
  Acquisition of Reliable                                                  (295)               0
                                                                        -------          -------
  Net cash used in investing activities                                  (2,769)            (190)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Revolving Facility                                     5,242                0
  Net borrowings on previous line of credit                                   0               76
  Payments on Term Facility                                              (1,499)               0
  Payments on other long-term debt                                       (1,452)          (1,123)
  Payments on LSA Purchase Price Adjustment                                (929)               0
  Proceeds from issuance of long-term debt                                1,140                0
  Proceeds from exercise of stock options                                   238                0
  Costs on issuance of stock                                                (17)               0
                                                                        -------          -------
  Net cash provided by (used in) financing activities                     2,723           (1,047)

Effect of currency exchange rate changes on cash
  of foreign subsidiaries                                                    33                0
                                                                        -------          -------

NET CHANGE IN CASH                                                         (348)            (154)

CASH AT BEGINNING OF PERIOD                                               2,116              512
                                                                        -------          -------

CASH AT END OF PERIOD                                                   $ 1,768          $   358
                                                                        =======          =======


See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

            FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                             (Amounts In Thousands)
                                  (UNAUDITED)



                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ---------------------
                                                                           1995             1994
                                                                           ----             ----
CHANGE IN OPERATING WORKING CAPITAL ITEMS:
  Trade receivables                                                     $(2,663)         $(2,185)
  Inventories                                                            (3,195)            (808)
  Trade payables                                                          1,123              497
  Other, net                                                              1,877            1,092
                                                                        -------          -------
  Total                                                                 $(2,858)         $(1,404)
                                                                        =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest paid                                                         $(2,186)         $  (494)

  Income taxes paid                                                     $(1,060)         $  (828)
  Income tax refunds received                                                 1              412


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the first six months of 1995 and 1994, the Company financed the acquisition of equipment totalling $95,000 and $247,000, respectively, through the assumption of obligations under capital leases.

In connection with the Reliable Acquisition, the Company i) assumed Reliable's line of credit and term loan credit facility with a Michigan bank, which totalled $1,237,000, ii) assumed another note payable of $250,000, iii) issued a note payable to the shareholders' of Reliable for $780,000 and iv) issued 55,652 shares of the Company's common stock, which was valued at $320,000 or $5.75 per share.




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

         In the opinion of the Company's management, the foregoing consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

         Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

2.       EARNINGS PER SHARE:

         The number of shares used in earnings per share calculations for the three month and six month periods ended June 30, 1995 and 1994 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)



3.       INVENTORIES:

         Inventories consisted of the following:

                                                        June 30,        December 31,
                                                         1995              1994
                                                      -----------       ------------
                  Raw Materials                       $ 6,624,000        $ 4,380,000
                  Work-In-Process                       4,021,000          2,418,000
                  Finished Goods                        9,110,000          9,305,000
                                                      -----------        -----------

                  Total                               $19,755,000        $16,103,000
                                                      ===========        ===========

4.       ACQUISITIONS AND FINANCING:

         On December 13, 1994, the Company completed the acquisition (the "LSA Acquisition") of Len Stuart & Associates Limited ("LSA") for a total purchase price of $36,786,000, which includes a subsequent purchase price adjustment of $1,642,000. LSA was the holding company for (i) Bingo Press & Specialty Limited, an Ontario, Canada corporation and a major manufacturer of bingo supplies and related products in Canada, which operates under the trade name Bazaar & Novelty ("Bazaar"), and
         (ii) Niagara Bazaar and Novelty Limited, an Ontario, Canada corporation and a retailer of bingo supplies and related products. The LSA Acquisition was financed through the sale of equity (the "Equity Financing") and amounts borrowed under the Company's new Credit Agreement (the "Credit Agreement") (See Note 5).

         In addition, effective January 1, 1995, the Company acquired (i) substantially all the assets and assumed substantially all of the existing liabilities (the "Net Assets") of The Reliable Corporation of America ("Reliable") and (ii) two presses owned by Reliable's shareholders (collectively, the "Reliable Acquisition") for a total purchase price of $1,300,000.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)



PRO FORMA INFORMATION:

The following pro forma condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1995 and 1994 give effect to the LSA Acquisition and the Reliable Acquisition, the Equity Financing and borrowings on the Credit Agreement as if such transactions had occurred as of January 1, 1994. The pro forma consolidated statement of operations do not purport to represent what the Company's results of operations would have been if such transactions had in fact occurred on such dates and should not be viewed as predictive of the Company's financial results of the future. Amounts are in thousands, except per share information.

                                   Pro Forma                       Pro Forma
                              Three Months Ended               Six Months Ended
                                    June 30,                        June 30,
                             ---------------------           ---------------------
                              1995           1994             1995           1994
                             ------         ------           ------         ------
Net Sales:
  "Core Business"           $28,303        $25,070          $54,771        $49,723
  Video King                    650            724            1,264          1,821
  England                       468            245              850            383
                            -------        -------          -------        -------
  Total                     $29,421        $26,039          $56,885        $51,927
                            =======        =======          =======        =======

Net Earnings (Loss):
  "Core Business"           $   954        $ 1,069          $ 1,982        $ 1,801
  Video King                   (195)           (73)            (297)           (26)
  England                    (1,280)          (151)          (1,670)          (261)
                            -------        -------          -------        -------
  Total                     $  (521)       $   845          $    15        $ 1,514
                            =======        =======          =======        =======

Earnings per Share:
  "Core Business"           $  0.14        $  0.16          $  0.29        $  0.27
  Video King                  (0.03)         (0.01)           (0.04)          0.00
  England                     (0.19)         (0.02)           (0.25)         (0.04)
                            -------        -------          -------        -------
  Total                     $ (0.08)       $  0.13          $  0.00        $  0.23
                            =======        =======          =======        =======

Average Common and
  Common Equivalent
  Share Outstanding           6,676          6,691            6,677          6,691
                            =======        =======          =======        =======

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)



"Core Business" includes the operations of Stuart Entertainment, Inc. (doing business as Bingo King), LSA and Reliable.

The pro forma results above do not include the following non-recurring charge that was included in the results of operations after the date of the LSA
Acquisition:

i) In accordance with the application of purchase accounting to the assets of LSA, the finished goods of Bazaar were recorded at sales value less costs to sell and a reasonable margin on the costs to sell. This resulted in the write-up of finished goods inventory of Bazaar which was included in costs of goods sold in 1994 and 1995 as the finished goods were sold during the periods. The amount charged to cost of goods sold in the six months ended June 30, 1995 was $489,000 and the reduction of net income, net of taxes of $191,000, was $298,000.


5.     LONG-TERM DEBT

       Long-term debt consisted of the following:

                                                     June 30,          December 31,
                                                       1995                1994
                                                   -----------         -----------
       Borrowings under Credit Agreement:
         Revolving Facility                        $18,046,000         $12,601,000
         Term Facility                              13,578,000          14,840,000
       Subordinated note payable
         to Mr. Stuart                               5,000,000           5,000,000
       Other term loans and
         mortgages payable to banks                  2,260,000           1,208,000
       Obligations under
         capital leases                              4,501,000           4,211,000
       Notes payable to others                       3,178,000           3,038,000
                                                   -----------         -----------
       Total                                        46,563,000          40,898,000
       Less current portion                          6,716,000           6,482,000
                                                   -----------         -----------
       Total long-term debt                        $39,847,000         $34,416,000
                                                   ===========         ===========

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)




       CREDIT AGREEMENT:

       In connection with the LSA Acquisition, on December 13, 1994, the Company entered into the Credit Agreement with a national bank ("Bank") for a financing facility of $35,000,000, with a senior secured revolving line of credit of $20,000,000 (the "Revolving Facility") and a senior secured term loan facility of $15,000,000 (the "Term Facility"). On December 13, 1994, i) the Revolving Facility was separated into a U.S. Facility for $10,000,000 and a Canadian Revolving Facility for C$13,875,000 ($10,000,000) and ii) the Term Facility was separated into a U.S. Term Facility for $5,000,000 and a Canadian Term Facility for C$13,875,000 ($10,000,000).

       At June 30, 1995, loans outstanding on the U.S. Revolving Facility totaled $9,250,000 (Offshore and Base Rate Loans at a weighted average interest rate of 7.87%) and loans outstanding on the Canadian Revolving Facility totaled C$12,100,000($8,796,000) (an Offshore Loan at an interest rate of 8.90%). At June 30, 1995, loans outstanding on the U.S. Term Facility totaled $4,500,000 (an Offshore Loan at an interest rate of 7.81%) and loans outstanding on the Canadian Term Facility totaled C$12,488,000 ($9,078,000) (an Offshore Loan at an interest rate of 8.90%).

       The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. On August 14, 1995, a Waiver and Second Amendment to the Credit Agreement was signed. The Company was in compliance with the amended covenants as of June 30, 1995.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)



       FINANCING ASSUMED WITH THE RELIABLE ACQUISITION

       In connection with the Reliable Acquisition, the Company assumed (i) a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable and (ii) a note payable from an equipment supplier (see Note 7).

6.     UNITED KINGDOM CHARGE:

       The Company has signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This relationship will permit the Company to discontinue its manufacturing operation in the United Kingdom.

       Under the agreement, Playprint Limited will pay royalties to the Company for use of certain of the Company's trademarks, technologies and equipment for the production of bingo paper and ink markers.

       The Company recorded a one-time pre-tax charge of $800,000 in the second quarter related to the estimated costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Introduction

On December 13, 1994, the Company completed the acquisition (the "LSA Acquisition") of Len Stuart & Associates Limited ("LSA"). LSA was the holding company for (i) Bingo Press & Specialty Limited, an Ontario, Canada corporation and a major manufacturer of bingo supplies and related products in Canada, which operates under the trade name Bazaar & Novelty ("Bazaar"), and (ii) Niagara Bazaar and Novelty Limited, an Ontario, Canada corporation and a retailer of bingo supplies and related products. In addition, effective January 1, 1995, the Company acquired (i) substantially all the assets and assumed substantially all of the existing liabilities (the "Net Assets") of The Reliable Corporation of America ("Reliable") and (ii) two presses owned by Reliable's shareholders (collectively, the "Reliable Acquisition"). The results of operations of Bazaar and Reliable have been consolidated since the date of the LSA Acquisition and the Reliable Acquisition.

Results for the current year include two one-time charges, including (i) a charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995 (see Note 4 to the Consolidated Financial Statements) and (ii) a charge of $800,000 related to the estimated costs to shutdown the manufacturing facility in the United Kingdom (see Note 6 to the Consolidated Financial Statements).

The Company's subsidiary, Stuart Entertainment Limited ("Stuart Entertainment England"), has recorded losses in the current year in the amount of $1,280,000 and $1,670,000 for the three month and six months ended June 30, 1995, respectively, including the $800,000 one-time charge described above.

On a pro forma basis (see Note 4 to the Consolidated Financial Statements), net earnings for the Company's "Core Business" for the six months ended June 30, 1995 increased to $1,982,000 ($0.29 per share) from $1,801,000 ($0.27 per share) for the six months ended June 30, 1994.

Comparison of Three Months Ended June 30, 1995 And 1994

Net Sales - Net sales in the second quarter of 1995 increased $14,570,000 (98.1%) to $29,421,000 from $14,851,000 in the second quarter of 1994. The sales growth in the second quarter of 1995 was primarily attributable to the inclusion of sales from Bazaar, Reliable and Stuart Entertainment England, which collectively increased sales by $12,882,000 (88.4% of the total increase). Excluding the effect of sales from Bazaar, Reliable and Stuart Entertainment England, comparable sales for the second quarter increased $1,688,000 (11.4% increase over second quarter of 1994). Sales of bingo paper increased $1,407,000 (19.2%), break-open tickets sales increased $366,000 (13.0%) and sales of ink products increased slightly. These increases were partially offset by slight decreased in sales of Video King, bingo electrical equipment and general merchandise. Bingo paper units increased 6.3% in the three-month period ended June 30, 1995 as compared to the three-month period ended June 30, 1994. Break-open tickets and ink products experienced unit increases of 7.2% and 1.4% respectively during these same periods.

Overall sale price levels increased for bingo paper and break-open tickets while sale price levels for ink products decreased slightly during the three-month period ended June 30, 1995 compared to the same period in 1994. Bingo paper sale prices increased approximately 12.2%. This increase was the result of raw material price increases on newsprint paper. Break-open ticket prices increased 5.4% during the three month period of 1995. Ink product prices decreased approximately 0.3% due primarily from a shift in the mix of ink products sold to lower priced products from higher priced ink products.

Cost Of Goods Sold - Cost of goods sold, as a percentage of sales, decreased from 71.0% for the three months ended June 30, 1994 to 68.3% for the three months ended June 30, 1995. The decrease in the cost of goods sold percentage is due to i) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company and ii) improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material, newsprint paper and general labor rates.

During 1994 and the first six months of 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and for packaging. The Company initiated sales price increases on bingo paper during this period that approximated the amount of the increase in the paper products purchased.

The Company anticipates further increases in the price of paper products purchased during 1995. Management expects to continue to increase the sales price on bingo paper during 1995 to offset these expected increases in costs, subject to market conditions at that time. Management does not believe, but has no assurances, that these increases in the sales price of bingo paper will place the Company at a competitive disadvantage.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses increased $3,829,000 from $3,207,000 for the three months ended June 30, 1994 to $7,036,000 for the three months ended June 30, 1995. SG&A expenses, as a percent of sales, increased to 23.9% for the three months ended June 30, 1995 from 21.6% during the same period of 1994.
The increase in SG&A expenses was due primarily to two factors. First, approximately $2,629,000 of the increase was a result of the consolidation of Bazaar, Reliable and Stuart Entertainment England for the three-month period ended June 30, 1995. Second, excluding the effect of Bazaar, Reliable and Stuart Entertainment England, the Company experienced increases in (i) salaries and related costs, due to increases in number of employees, salary levels and incentive compensation accruals, (ii) travel and (iii) marketing and sales promotion costs.

Equity Earnings (Losses) In Joint Ventures - Equity income in joint ventures totalled $29,000 for the second quarter of 1995 compared with a loss of $137,000 for the same period in 1994. Under the joint venture agreement, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. During the second quarter of 1994, the Company recognized losses related to its investment in Stuart Entertainment Mexico of $142,000 which represented SG&A expenses. The equity income for Stuart Entertainment England of $5,000 represents 50% of the net operating income of Stuart Entertainment England for the period April 1, 1994 through June 30, 1994. With the LSA Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company.

Interest Expense, net - Interest expense (net of interest income) for the three month period ended June 30, 1995 totaled $1,283,000 compared with $214,000 in the same period in 1994. The increase of $1,069,000 was due to i) the consolidation of Bazaar, Stuart Entertainment England and Reliable which increased interest expense by $805,000, ii) higher interest rates experienced for the three months ended June 30, 1995 compared to the same period in 1994 and iii) significantly higher borrowing levels at June 30, 1995 compared to June 30, 1994, largely related to the LSA and Reliable acquisitions.

United Kingdom Charge - As discussed in Note 6 to the Consolidated Financial Statements, the Company recorded a one-time pre-tax charge of $800,000 in the second quarter of 1995 related to the estimated costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.

Net Income (Loss) - Net loss for the three month period ended June 30, 1995 was $521,000 ($.08 per share) compared with net income of $466,000 ($.13 per share) for the same period of 1994. The decrease in net income and earnings per share was largely due to increased losses (including the $800,000 one-time charge described above) of Stuart Entertainment England of $1,129,000 ($.17 per share).

Inflation - Other than the increases in the cost of paper products described above, inflation did not have a material effect on the Company's operations for the three months and six months ended June 30, 1995.

Comparison of Six Months Ended June 30, 1995 And 1994

Net Sales - Net sales for the first six months of 1995 increased $26,606,000 (87.9%) to $56,885,000 from $30,279,000 in the first six months of 1994. The sales growth for the first six months of 1995 was primarily attributable to the inclusion of sales from Bazaar, Reliable and Stuart Entertainment England which collectively increased sales by $24,527,000 (92.2% of the total increase). Excluding the effect of sales from Bazaar, Reliable and Stuart Entertainment England, comparable sales for the first six months of 1995 increased $2,079,000 (6.9% increase over first six months of 1994). Sales of bingo paper increased $2,327,000 (15.7%), break-open tickets sales increased $283,000 (4.9%) and sales of ink products increased $262,000 (7.5%). These increases were partially offset by decrease in sales of Video King $(546,000) and electrical bingo equipment $(308,000) and a slight decrease in sales of general merchandise. Bingo paper units increased 5.6% in the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1994. Break-open tickets and ink products experienced unit increases of 0.8% and 10.2% respectively during these same periods.

Overall sale price levels increased for bingo paper and break-open tickets while sale price levels for ink products decreased slightly during the six month period of 1995 compared to the same period in 1994. Bingo paper sale prices increased approximately 9.6%. This increase was the result of raw material price increases on newsprint paper. Break-open ticket prices increased 4.1% during the six month period of 1995. Ink product prices decreased approximately 2.4% due primarily from a shift in the mix of ink products sold to lower priced products from higher priced ink products.

Cost Of Goods Sold - Cost of goods sold, as a percentage of sales, decreased from 71.4% for the six months ended June 30, 1994 to 69.1% for the six months ended June 30, 1995. The decrease in the cost of goods sold percentage is due to i) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company and ii) improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material, newsprint paper and general labor rates. Additionally, the Company recorded an adjustment to cost of goods sold of $489,000 (0.9%) to record the effect of purchase accounting on the finished goods inventory of Bazaar at the date of the LSA Acquisition which was sold during the first quarter of 1995. The total adjustment to the Bazaar finished goods inventory ($870,000) has been reflected in cost of goods sold during the fourth quarter of 1994 ($381,000) and the first quarter of 1995 ($489,000).

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses increased $7,093,000 from $6,256,000 for the six months ended June 30, 1994 to $13,349,000 for the six months ended June 30, 1995. SG&A expenses, as a percent of sales, increased to 23.5% for the six months ended June 30, 1995 from 20.7% during the same period of 1994. The increase in SG&A expenses was due primarily to two factors. First, approximately $5,595,000 of the increase was a result of the consolidation of Bazaar, Reliable and Stuart Entertainment England for the six months ended June 30, 1995. Second, excluding the effect of Bazaar, Reliable and Stuart Entertainment England, the Company experienced increases in (i) salaries and related costs, due to increases in number of employees, salary levels and incentive compensation accruals, (ii) travel and (iii) marketing and sales promotion costs.

Equity Earnings (Losses) In Joint Ventures - Equity income in joint ventures totalled $44,000 for the first six months of 1995 compared with a loss of $362,000 for the same period in 1994. Under the joint venture agreement, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. During the first six months of 1994, the Company recognized losses related to its investment in Stuart Entertainment Mexico of $271,000 which represented SG&A expenses. The equity loss for Stuart Entertainment England of $91,000 represents 50% of the net operating loss of Stuart Entertainment England for the period January 1, 1994 through June 30, 1994. With the LSA Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company.

Interest Expense, net - Interest expense (net of interest income) for the six month period ended June 30, 1995 totaled $2,315,000 compared with $435,000 in the same period in 1994. The increase of $1,880,000 was due to i) the consolidation of Bazaar, Stuart Entertainment England and Reliable which increased interest expense by $1,473,000, ii) higher interest rates experienced for the six months ended June, 1995 compared to the same period in 1994 and
iii) significantly higher borrowing levels at June 30, 1995 compared to June 30, 1994, largely related to the LSA and Reliable Acquisition.

Net Income (Loss) - Net loss for the six month period ended June 30, 1995 was $283,000 ($.04 per share) compared with net income of $995,000 ($.28 per share) for the same period of 1994. The decrease in net income and earnings per share was largely due to i) increased losses (including the $800,000 one-time charge described above) of Stuart Entertainment England of $1,409,000 ($.21 per share), and ii) the purchase accounting adjustment required for Bazaar's finished good inventory of $298,000 ($.04 per share).


LIQUIDITY AND CAPITAL RESOURCES

The Company completed the LSA Acquisition during the fourth quarter of 1994.
As a result of a subsequent purchase price adjustment (the "Purchase Price Adjustment"), the Company was obligated to pay Mr. Stuart an additional $1,642,000. The Company made payments to and on behalf of Mr. Stuart of $929,000 of the Purchase Price Adjustment in April, 1995, and the remaining balance will accrue interest payable monthly at 2.25% over the prime rate shown in The Wall Street Journal beginning March 6, 1995.

The Company's long-term debt at June 30, 1995, including the current portion thereof, totaled $46,563,000 compared to $40,898,000 at December 31, 1994 (see
Note 5 to the Consolidated Financial Statements). Cash payments on long-term debt during the first six months of 1995 totaled approximately $2,951,000 compared to $1,123,000 for the same period in 1994. Additions to long-term debt in 1995 were related to the Reliable Acquisition, new capital lease financing and additional borrowings under the Revolving Facility to finance normal operations.

The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. On August 14, 1995, a Waiver and Second Amendment to the Credit Agreement was signed. The Company was in compliance with the amended covenants as of June 30, 1995.

In the Reliable Acquisition, the Company assumed a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable (see Note 5 of the Notes to Consolidated Financial Statements).

Capital expenditures during the first six months of 1995 totaled $2,520,000. During the second quarter of 1995, the Company received funding from lease finance companies totalling approximately $1,140,000. The Company currently expects to receive an additional $1,501,000 from lease finance companies that relate primarily to expenditures in the first six months of 1995 and the fourth quarter of 1994.
As of June 30, 1995, the Company had outstanding capital expenditure commitments of $461,000. Capital expenditures for fiscal 1995 are projected to be $4,000,000.

The Company is currently in negotiations with financial institutions to lease specific pieces of equipment as well as to obtain new lease lines of credit. The Company believes, but has no assurances, that it will be able to obtain additional financing to fund the Company's future financial requirements.

CHANGE IN BALANCE SHEET ACCOUNTS

Total trade receivables increased $3,537,000 from $15,001,000 at December 31, 1994 to $18,538,000 at June 30, 1995. The increase is due primarily to the consolidation of Reliable ($1,340,000) at June 30, 1995 and normal seasonal fluctuations. Total notes receivable (including current and long-term portions) decreased $338,000 from a balance of $2,127,000 at December 31, 1994, to $1,789,000 at June 30, 1995. During the six months ended June 30, 1995, trade receivables totaling $109,000 were converted to notes receivable from non-related parties. The conversion was made to assist a customer in resolving cash flow deficiencies and to aid the customer in accomplishing their long term growth plans.

Inventories increased $3,652,000 from $16,103,000 at December 31, 1994, to $19,755,000 at June 30, 1995. The increase was due to (i) the consolidation of Reliable at June 30, 1995 ($1,395,000), (ii) increased cost of paper products used to manufacture bingo paper and (iii) increased inventory quantities on hand.

Trade payable and accrued liabilities increased a combined $3,515,000 from $15,171,000 at December 31, 1994 to $18,686,000 at June 30, 1995. The increase was due to (i) the consolidation of Reliable at June 30, 1995 ($967,000), (ii) the $800,000 one-time charge for operations in the United Kingdom (see Note 6) and (iii) increased accounts payable from increased cost of paper products purchased.

                          PART II.  OTHER INFORMATION


Item 5.  Other Information:

         On May 11, 1995, the Company filed a Registration Statement on Form S-3 for the 55,652 shares of common stock that were issued in connection with the Reliable Acquisition.

Item 6.  Exhibits and Reports on Form 8-K:

         a.  Exhibits:

             Exhibit 10 Waiver and First Amendment to Credit Agreement, dated as of April 14, 1995.

             Exhibit 11       Statement Regarding Computation of Per Share
                              Earnings

             Exhibit 27       Financial Data Schedule

         b.  Reports on Form 8-K:

             1. The Company filed a Current Report on Form 8-K, dated August 2, 1995, under Item 5 regarding the signing of the agreement with Playprint Limited.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STUART ENTERTAINMENT, INC.




Date:    August 14, 1995          /s/ Timothy R. Stuart
                                  ----------------------------
                                  Timothy R. Stuart
                                  President



Date:    August 14, 1995          /s/ Paul C. Tunink
                                  ----------------------------
                                  Paul C. Tunink
                                  Vice President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.                       Description                          Page
-----------                       -----------                          ----
    10                  Waiver and First Amendment to
                        Credit Agreement, dated as of
                        April 14, 1995

    11                  Statement Regarding Computation
                        of Per Share Earnings


    27                  Financial Data Schedule