Form 10-Q
period 1995-09-30
STUART ENTERTAINMENT INC
filed 1995-11-16
CIK 355142

                   THIS DOCUMENT IS A COPY OF THE FORM 10-Q
                   FILED ON NOVEMBER 15, 1995 PURSUANT TO A
                         TEMPORARY HARDSHIP EXEMPTION



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended                             Commission File Number
    September 30, 1995                                       0-10737


                           Stuart Entertainment, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                          84-0402207
------------------------                           ----------------------
(State of incorporation)                             (I.R.S. Employer
                                                   Identification Number)

3211 Nebraska Avenue, Council Bluffs, IA                    51501
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's Telephone Number, including Area Code:     (712) 323-1488
                                                      ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]

As of November 13, 1995 there were 6,694,715 shares of the Registrant's common stock, $.01 par value, outstanding.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES




                                    INDEX


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
          Three And Nine Months Ended September 30, 1995 and 1994....      3

         Consolidated Balance Sheets as of September 30, 1995 and
          December 31, 1994.........................................    4- 5

         Consolidated Statements of Cash Flows for the
           Nine  Months Ended September 30, 1995 and 1994...........    6- 7

         Notes to Consolidated Financial Statements.................    8-13

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   14-20

PART II.         OTHER INFORMATION..................................   21-22

         Signatures.................................................      23

         Exhibit Index..............................................      24

                        PART I. FINANCIAL INFORMATION

 Item  1.        FINANCIAL STATEMENTS

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                (Amounts In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)


                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                            --------------------       -----------------------
                                                              1995         1994          1995           1994
                                                            -------      -------       -------         -------
NET SALES                                                   $27,031      $13,660       $83,916         $43,939

COST OF GOODS SOLD                                           17,825        9,856        57,142          31,485
                                                            -------       ------       -------         -------

GROSS MARGIN                                                  9,206        3,804        26,774          12,454

OTHER EXPENSES AND INCOME:
  Selling, general and
    administrative expenses                                   6,752        2,946        20,101           9,202
  Equity in (earnings) losses
  of joint ventures                                              29          282           (15)            644
  Amortization of goodwill                                      211           15           630              46
  Interest expense, net                                       1,050          224         3,365             659

  United Kingdom charge (Note 6)                                  0            0           800               0
                                                            -------      -------       -------         -------

Other expenses and income - net                               8,042        3,467        24,881          10,551
                                                            -------      -------       -------         -------

INCOME BEFORE INCOME TAXES                                    1,164          337         1,893           1,903

INCOME TAX PROVISION                                            645          126         1,657             697
                                                            -------      -------       -------         -------

NET EARNINGS                                                $   519      $   211       $   236         $ 1,206
                                                            =======      =======       =======         =======

EARNINGS PER SHARE                                          $  0.08      $  0.06       $  0.04         $  0.34
                                                            =======      =======       =======         =======

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                                 6,717        3,491         6,682           3,491
                                                            =======      =======       =======         =======

Note: No dividends were paid or declared during the nine months ended September 30, 1995 and September 30, 1994.

See accompanying Notes to Consolidated Financial Statements.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                            (Amounts In Thousands)

                                                         September 30,   December 31,
ASSETS                                                       1995           1994
------                                                     --------       --------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                     $  1,178       $  2,116
  Trade and notes receivables, less allowances
    for doubtful accounts of $1,998 and $1,797,
    respectively                                             19,392         15,762
  Inventories (Note 3)                                       20,722         16,103
  Refundable income taxes                                         0            225
  Deferred income taxes                                       1,913          1,513
  Prepaid expenses and other                                    760            388
                                                           --------       --------

  Total Current Assets                                       43,965         36,107

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                          4,892          4,710
  Equipment                                                  29,254         24,520
                                                           --------       --------
    Total                                                    34,146         29,230
  Less accumulated depreciation                              12,317          9,387
                                                           --------       --------

  Property, Plant And Equipment - Net                        21,829         19,843

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,024 and $426, respectively                         29,815         28,958
  Deferred financing costs, net of accumulated
    amortization of $280 and $16, respectively                1,617          1,613
  Notes receivable, less allowance for doubtful
    accounts of $423 and $423, respectively                   1,387          1,366
  Other assets                                                1,362            938
                                                           --------       --------

  Total Other Assets                                         34,181         32,875
                                                           --------       --------

TOTAL ASSETS                                               $ 99,975       $ 88,825
                                                           ========       ========




See accompanying Notes to Consolidated Financial Statements.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                            (Amounts In Thousands)



                                                         September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         1995             1994
------------------------------------                       --------         --------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)               $  6,289         $  6,482
  Trade payables                                             12,767           10,456
  Accrued liabilities and others                              5,900            4,715
                                                           --------         --------

  Total Current Liabilities                                  24,956           21,653

LONG-TERM DEBT (Note 5)
  Related party                                               5,000            5,000
  Other                                                      35,054           29,416
                                                           --------         --------
  Total Long-Term Debt                                       40,054           34,416

DEFERRED INCOME TAXES                                         2,835            2,270

DEFERRED INCOME                                                 391              333
                                                           --------         --------

TOTAL LIABILITIES                                            68,236           58,672

STOCKHOLDERS' EQUITY:
  Common stock                                                   68               66
  Additional paid-in capital                                 26,329           25,776
  Retained earnings                                           4,975            4,739
  Treasury stock (At cost)                                     (189)            (189)
  Cumulative translation adjustment,
    net of deferred taxes                                       556             (239)
                                                           --------         --------

  Total Stockholders' Equity                                 31,739           30,153
                                                           --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 99,975         $ 88,825
                                                           ========         ========





See accompanying Notes to Consolidated Financial Statements.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                            (Amounts In Thousands)
                                  (UNAUDITED)

                                                             Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                              1995        1994
                                                            -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings                                              $   236     $  1,206
   Adjustments to reconcile net earnings to net
    cash provided by (used in) operating activities:
     Payment on termination of Consulting Agreement          (1,150)           0
     United Kingdom charge                                      800            0
     Depreciation and amortization                            3,155        1,460
     Provision for doubtful accounts                            432          325
     Equity in (earnings) losses of joint ventures              (15)         644
     Deferred income taxes                                     (550)        (422)
     Other noncash expenses - net                             1,232          321
     Change in operating working capital items, net          (4,095)      (1,571)
                                                            -------     --------
  Net cash provided by (used in) operating activities            45        1,963

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (2,815)        (449)
  Payments received on notes receivable                         711          739
  Investment in joint ventures                                 (128)        (615)
  Costs of acquisition of LSA                                  (324)        (441)
  Investment in distributor                                    (116)           0
  Acquisition of Reliable                                      (295)           0
                                                            -------     --------
  Net cash used in investing activities                      (2,967)        (766)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under Revolving Facility                          6,169            0
 Net borrowings on previous line of credit                        0          528
 Payments on Term Facility                                   (2,261)           0
 Payments on other long-term debt                            (2,189)      (1,669)
 Payments on LSA Purchase Price Adjustment                     (929)           0
 Proceeds from issuance of long-term debt                     1,140            0
 Cost of debt financing paid                                   (200)           0
 Proceeds from exercise of stock options                        238            0
 Costs on issuance of stock                                     (17)           0
 Proceeds from sale of stock                                      0            9
                                                            -------     --------
 Net cash provided by (used in) financing activities          1,951       (1,132)

Effect of currency exchange rate changes on cash
 of foreign subsidiaries                                         33            0
                                                            -------     --------

NET CHANGE IN CASH                                             (938)          65

CASH AT BEGINNING OF PERIOD                                   2,116          512
                                                            -------     --------

CASH AT END OF PERIOD                                       $ 1,178     $    577
                                                            =======     ========

See accompanying Notes to Consolidated Financial Statements.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30,1994
                            (Amounts In Thousands)
                                 (UNAUDITED)

                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1995        1994
                                                           --------     --------
CHANGE IN OPERATING WORKING CAPITAL ITEMS:
 Trade receivables                                         $ (3,372)    $ (1,244)
 Inventories                                                 (4,379)      (1,565)
 Trade payables                                               1,523          360
 Other, net                                                   2,133          878
                                                           --------     --------
 Total                                                     $ (4,095)    $ (1,571)
                                                           ========     ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                             $ (3,486)    $   (741)

 Income taxes paid                                         $ (1,440)    $ (1,087)

Income tax refunds received                                      63          412


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During the first nine months of 1995 and 1994, the Company financed the acquisition of equipment totalling $106,000 and $416,000, respectively, through the assumption of obligations under capital leases.

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

         In the opinion of the Company's management, the foregoing consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1995. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1994, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

         Certain reclassifications have been made to the 1994 financial statements to conform to those classifications used in 1995.

2.       EARNINGS PER SHARE:

         The number of shares used in earnings per share calculations for the three month and nine month periods ended September 30, 1995 and 1994 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

3.       INVENTORIES:

         Inventories consisted of the following:

                                                       September 30,      December 31,
                                                            1995              1994
                                                        -----------       -----------
  Raw Materials                                         $ 5,636,000       $ 4,380,000
  Work-In-Process                                         3,112,000         2,418,000
  Finished Goods                                         11,974,000         9,305,000
                                                        -----------       -----------

  Total                                                 $20,722,000       $16,103,000
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

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (Continued)


PRO  FORMA INFORMATION:

The following pro forma condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 give effect to the LSA Acquisition and the Reliable Acquisition, the Equity Financing and borrowings on the Credit Agreement as if such transactions had occurred as of January 1, 1994. The pro forma consolidated statements of operations do not purport to represent what the Company's results of operations would have been if such transactions had in fact occurred on such dates and should not be viewed as predictive of the Company's financial results of the future. Amounts are in thousands, except per share information.

                                          Pro Forma                   Pro Forma
                                     Three Months Ended           Nine Months Ended
                                        September 30,               September 30,
                                   --------------------        ----------------------
                                     1995         1994          1995            1994
                                   -------       ------        ------          ------
Net Sales:
  "Core Business"                  $26,354      $23,165       $81,126         $72,888
  Video King                           272          309         1,535           2,130
  England                              405          168         1,255             551
                                   -------      -------        ------         -------
  Total                            $27,031      $23,642       $83,916         $75,569
                                   =======      =======       =======         =======

Net Earnings (Loss):
  "Core Business"                  $ 1,113      $   473       $ 2,797         $ 2,274
  Video King                          (189)        (219)         (486)           (245)
  England                             (405)        (249)       (2,075)           (510)
                                   -------      -------       -------         -------
  Total                            $   519      $     5       $   236         $ 1,519
                                   =======      =======       =======         =======

Earnings per Share:
  "Core Business"                  $  0.17      $  0.07       $  0.42         $  0.34
  Video King                         (0.03)       (0.03)        (0.07)          (0.04)
  England                            (0.06)       (0.04)        (0.31)          (0.08)
                                   -------      -------       -------         -------
  Total                            $  0.08      $  0.00       $  0.04         $  0.22
                                   =======      =======       =======         =======

Average Common and
  Common Equivalent
   Shares  Outstanding               6,717        6,688         6,682           6,688
                                   =======      =======        ======         =======

EBITDA
  "Core Business"                  $ 3,808       $ 2,483       $10,906         $ 8,722
   Video King                         (224)        (315)         (556)           (297)
   England                            (364)        (217)       (1,937)           (468)
                                   --------      -------       -------          ------
      Total                        $ 3,220      $ 1,951       $ 8,413         $ 7,957

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (Continued)



         "Core Business" includes the operations of Stuart Entertainment, Inc. (doing business as Bingo King), LSA and Reliable.

         "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization.

         The pro forma results above do not include the following non-recurring charge that was included in the results of operations after the date of the LSA Acquisition:

         i) In accordance with the application of purchase accounting to the assets of LSA, the finished goods of Bazaar were recorded at sales value less costs to sell and a reasonable margin on the costs to sell. This resulted in the write-up of finished goods inventory of Bazaar which was included in costs of goods sold in 1994 and 1995 as the finished goods were sold during the periods. The amount charged to cost of goods sold in the nine months ended September 30, 1995 was $489,000 and the reduction of net income, net of taxes of $191,000, was $298,000.


5.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                   September 30,       December 31,
                                                        1995               1994
                                                    ------------       -----------
  Borrowings under Credit Agreement:
    Revolving Facility                               $19,203,000       $12,601,000
    Term Facility                                     13,039,000        14,840,000
  Subordinated note payable
    to Mr. Stuart                                      5,000,000         5,000,000
  Other term loans and
    mortgages payable to banks                         2,161,000         1,208,000
  Obligations under
     capital leases                                    4,058,000         4,211,000
  Notes payable to others                              2,882,000         3,038,000
                                                     -----------       -----------
  Total                                               46,343,000        40,898,000
  Less current portion                                 6,289,000         6,482,000
                                                     -----------       -----------
  Total long-term debt                               $40,054,000       $34,416,000
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

         At September 30, 1995, loans outstanding on the U.S. Revolving Facility totalled $9,590,000 (Offshore and Base Rate Loans at a weighted average interest rate of 8.27%) and loans outstanding on the Canadian Revolving Facility totalled C$12,900,000($9,613,000) (an Offshore Loan at an interest rate of 8.85%). At September 30, 1995, loans outstanding on the U.S. Term Facility totalled $4,250,000 (an Offshore Loan at an interest rate of 8.24%) and loans outstanding on the Canadian Term Facility totalled C$11,794,000 ($8,789,000) (an Offshore Loan at an interest rate of 8.85%).

         The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on
         additional borrowings, cash dividends and capital expenditures.   On
         August 14, 1995 a Second Amendment to the Credit Agreement was signed. The Company was in compliance with the amended covenants as of September 30, 1995.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (Continued)


         FINANCING ASSUMED WITH THE RELIABLE ACQUISITION

         In connection with the Reliable Acquisition, the Company assumed (i) a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable and (ii) a note payable from an equipment supplier (see Note 4).

6.       UNITED KINGDOM CHARGE:

         The Company has signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This relationship has permitted the Company to discontinue its manufacturing operation in the United Kingdom.

         Under the agreement, Playprint Limited will pay royalties to the Company for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink markers.

         The Company recorded a one-time pre-tax charge of $800,000 in the second quarter of 1995 related to the estimated costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company's subsidiary, Stuart Entertainment Limited ("Stuart Entertainment England"), has recorded losses in the current year in the amount of $405,000 and $2,075,000 for the three month and nine months ended September 30, 1995, respectively, including the $800,000 one-time charge described above. The manufacturing operations of this subsidiary have been discontinued in conjunction with a licensing and marketing agreement with Playprint Limited of Dublin, Ireland and no further losses are anticipated.

On a pro forma basis (see Note 4 to the Consolidated Financial Statements), net earnings for the Company's "Core Business" for the nine months ended September 30, 1995 increased to $2,797,000 ($0.42 per share) from $2,274,000 ($0.34 per share) for the nine months ended September 30, 1994.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NET SALES - Net sales in the third quarter of 1995 increased $13,371,000 (97.8%) to $27,031,000 in the third quarter of 1995 from $13,660,000 in the third quarter of 1994. The sales growth in the third quarter of 1995 was primarily attributable to the inclusion of sales from Bazaar, Reliable and Stuart Entertainment England, which collectively increased sales by $11,681,000 (87.4% of the total increase). Excluding the effect of sales from Bazaar, Reliable and Stuart Entertainment England, comparable sales for the third quarter increased $1,690,000 (12.4% increase over the third quarter of 1994). Sales of bingo paper increased $1,494,000 (21.3%), break-open tickets sales increased $118,000 (4.1%) and sales of ink products increased slightly. These increases were partially offset by slight decreases in sales of Video King, bingo electrical equipment and general merchandise. Bingo paper units increased 4.5% in the three-month period ended September 30, 1995 as compared to the three-month period ended September 30, 1994. Break-open ticket units decreased 6.2% and ink products experienced unit increases of 17.2% during these same periods.

Overall sale price levels increased for bingo paper and break-open tickets while sale price levels for ink products decreased during the three-month period ended September 30, 1995 compared to the same period in 1994. Bingo paper sale price increased approximately 14.0%. This increase was the result of raw material price increases on newsprint paper. Break-open ticket prices increased 6.8% during the three month period ending September 30, 1995. Ink product prices decreased 6.4% due primarily to a shift in the mix of ink products sold to lower priced products.

COST OF GOODS SOLD - Cost of goods sold, as a percentage of sales, decreased from 72.2% for the three months ended September 30, 1994 to 65.9% for the three months ended September 30, 1995. The decrease in the cost of goods sold percentage is due to i) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company and ii) improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material, newsprint paper and general labor rates.

During 1994 and the first nine months of 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and for packaging. The Company initiated sales price increases on bingo paper during this period that approximated the amount of the increase in the paper products purchased.

The Company anticipates further increases in the price of paper products purchased during 1995. Management expects to continue to increase the sales price on bingo paper during 1995 to largely offset these expected increases in costs, subject to market conditions at that time. Management does not believe, but has no assurances, that these increases in the sales price of bingo paper will place the Company at a competitive disadvantage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses increased $3,806,000 from $2,946,000 for the three months ended September 30, 1994 to $6,752,000 for the three months ended September 30, 1995. SG&A expenses, as a percent of sales, increased to 25.0% for the three months ended September 30, 1995 from 21.6% during the same period of 1994. The increase in SG&A expenses was due primarily to two factors. First, approximately $2,935,000 of the increase was a result of the consolidation of Bazaar, Reliable and Stuart Entertainment England for the three-month period ended September 30, 1995. Second, excluding the effect of Bazaar, Reliable and Stuart Entertainment England, the Company experienced increases in (i) salaries and related costs, due to increases in number of employees and salary levels, (ii) business-related travel and (iii) marketing and sales promotion costs.

EQUITY EARNINGS (LOSSES) IN JOINT VENTURES - Equity loss in joint ventures totalled $29,000 for the third quarter of 1995 compared with a loss of $282,000 for the same period in 1994. Under the joint venture agreement, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. The Company recognized earnings or losses related to its investment in Stuart Entertainment Mexico as SG&A expense. The equity income for Stuart Entertainment England represented 50% of the net operating income of Stuart Entertainment England for the period April 1, 1994 through September 30, 1994. With the LSA Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company.

INTEREST EXPENSE, NET - Interest expense (net of interest income) for the three month period ended September 30, 1995 totalled $1,050,000 compared with $224,000 in the same period in 1994. The increase of $826,000 was due to i) the consolidation of Bazaar, Stuart Entertainment England and Reliable which increased interest expense by $627,000, ii) higher interest rates experienced for the three months ended September 30, 1995 compared to the same period in 1994 and iii) significantly higher borrowing levels at September 30, 1995 compared to September 30, 1994, largely related to the LSA and Reliable acquisitions and higher working capital requirements.

NET INCOME - Net income for the three month period ended September 30, 1995 was $519,000 ($.08 per share) compared with $211,000 ($.06 per share)
for the same period of 1994. The increase in net income and earnings per share was largely due to consolidation of Bazaar and Reliable.

INFLATION - Other than the increases in the cost of paper products described above, inflation did not have a material effect on the Company's operations for the three months and nine months ended September 30, 1995.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

NET SALES - Net sales for the first nine months of 1995 increased $39,977,000 (91.0%) to $83,916,000 for the first nine months of 1995 from $43,939,000 in the first nine months of 1994. The sales growth for the first nine months of 1995 was primarily attributable to the inclusion of sales from Bazaar, Reliable and Stuart Entertainment England which collectively increased sales by
$36,208,000   (90.5%  of the total increase). Excluding the effect of sales from Bazaar, Reliable and Stuart Entertainment England, comparable sales for the first nine months of 1995 increased $3,769,000 (8.6% increase over the first nine months of 1994). Sales of bingo paper increased $3,764,000 (17.2%), break-open tickets sales increased $400,000 (4.6%) and sales of ink products increased $362,000 (7.2%). These increases were partially offset by decreases in sales of both Video King of $581,000 and electrical bingo equipment of $514,000. A modest decrease in the sales of general merchandise also occurred. Bingo paper units increased 5.2% in the nine month period ending September 30, 1995 as compared to the nine month period ended September 30, 1994. Break-open ticket units decreased 1.7% and ink products increased 12.4% during these same periods.

Overall sale price levels increased for bingo paper and break-open tickets while sale price levels for ink products decreased slightly during the nine month period of 1995 compared to the same period in 1994. Bingo paper sale
price increased   approximately 10.7%.  This increase was the  result of raw material price increases on newsprint paper. Break-open ticket prices increased 5.9% during the nine month period of 1995. Ink product prices decreased 4.7% due primarily to a shift in the mix of ink products sold to lower priced products.

COST OF GOODS SOLD - Cost of goods sold, as a percentage of sales, decreased from 71.7% for the nine months ended September 30, 1994 to 68.1% for the nine months ended September 30, 1995. The decrease in the cost of goods sold percentage is due to i) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company and ii) improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material, newsprint paper and general labor rates.

During 1994 and the first nine months of 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and for packaging. The Company initiated sales price increases on bingo paper during this period that approximated the amount of the increase in the paper products purchased.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative ("SG&A") expenses increased $10,899,000 from $9,202,000 for the nine months ended September 30, 1994 to $20,101,000 for the nine months ended September 30, 1995. SG&A expenses, as a percent of sales, increased to 24.0% for the nine months ended September 30, 1995 from 20.9% during the same period of 1994. The increase in SG&A expenses was due primarily to two factors. First, approximately $8,530,000 of the increase was a result of the consolidation of Bazaar, Reliable and Stuart Entertainment England for the nine months ended September 30, 1995. Second, excluding the effect of Bazaar, Reliable and Stuart Entertainment England, the Company experienced increases in
(i) salaries and related costs, due to increases in number of employees and salary levels,(ii) business-related travel (iii) marketing and sales promotion costs and (iv) approximately $700,000 in expenses largely related to the consolidation of Bazaar, Reliable and Stuart Entertainment England. SG&A cost reductions have been implemented through the consolidation of these companies which are anticipated to result in annualized improvement in excess of $1,000,000.

        EQUITY EARNINGS (LOSSES) IN JOINT VENTURES - Equity earnings in joint ventures totalled $15,000 for the first nine months of 1995 compared with a loss of $644,000 for the same period in 1994. Under the joint venture agreement, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. The Company recognized earnings or losses related to its investment in Stuart Entertainment Mexico as SG&A expenses. The equity loss for Stuart Entertainment England represented 50% of the net operating loss of Stuart Entertainment England for the period January 1, 1994 through September 30, 1994. With the LSA Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company.

INTEREST EXPENSE, NET - Interest expense (net of interest income) for the nine month period ended September 30, 1995 totalled $3,365,000 compared with $659,000 in the same period in 1994. The increase of $2,706,000 was due to i) the consolidation of Bazaar, Stuart Entertainment England and Reliable which increased interest expense by $2,100,000, ii) higher interest rates experienced for the nine months ended September 30, 1995 compared to the same period in 1994 and iii) significantly higher borrowing levels at September 30, 1995 compared to September 30, 1994, largely related to the LSA Acquisition and Reliable Acquisition and higher working capital requirements.

NET INCOME - Net income for the nine month period ended September 30, 1995 was $236,000 ($.04 per share) compared with $1,206,000 ($.34 per share)
for the same period of 1994. The decrease in net income and earnings per share was largely due to i) increased losses (including the $800,000 one-time charge described above) of Stuart Entertainment England of $2,075,000 ($.31 per share), and ii) the purchase accounting adjustment required for Bazaar's finished goods inventory of $298,000 ($.04 per share).

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

The Company's long-term debt at September 30, 1995, including the current portion thereof, totalled $46,343,000 compared to $40,898,000 at December 31, 1994 (see Note 5 to the Consolidated Financial Statements). Cash payments on long-term debt during the first nine months of 1995 totalled approximately $4,500,000 compared to $1,669,000 for the same period in 1994. Additions to long-term debt in 1995 were related to the Reliable Acquisition, new capital lease financing and additional borrowings under the Revolving Facility to finance normal operations.

The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional Waiver and borrowings, cash dividends and capital expenditures. On August 14, 1995, a Second Amendment to the Credit Agreement was signed. The Company was in compliance with the amended covenants as of September 30, 1995. On August 31, 1995, a Third Amendment to the Credit Agreement was signed which assigned 50% of the Revolving Commitment and Term Commitment under the Credit Agreement to a second national bank.

In the Reliable Acquisition, the Company assumed a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable (see Note 5 of the Notes to Consolidated Financial Statements).

Capital expenditures during the first nine months of 1995 totalled $2,815,000. In October 1995, the Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996. The maximum available under this facility is $5 million. Capital expenditures for fiscal 1995 are projected to be $3,600,000.

The $2,075,000 in losses recorded by the Company's United Kingdom subsidiary in the current year, higher working capital requirements (see Change in Balance Sheet Accounts) and other one-time cash transactions not anticipated when the Credit Agreement was completed in December 1994 have resulted in the Company utilizing the maximum available under its revolving facility. The Company holds regular discussions with its banks and others regarding working capital needs to maintain its flexibility.

The Company core business continues to be profitable with nine month net earnings of $2,797,000. The Company believes the large ongoing losses in the United Kingdom subsidiary will be eliminated beginning in the fourth quarter of 1995 (see Note 6) which they anticipate will improve the Company's cash flow position. In addition, the Company is continuing to work with its banks to provide additional financing alternatives in order to maintain its flexibility. The Company believes, but has no assurances, that it will be able to obtain additional financing to fund the Company's future financial requirements.

CHANGE IN BALANCE SHEET ACCOUNTS

Total trade receivables increased $5,346,000 from $15,001,000 at December 31, 1994 to $20,347,000 at September 30, 1995. The increase is due primarily to the consolidation of Reliable ($1,340,000), normal seasonal fluctuations, price increases and overall sales increases. Total notes receivable (including current and long-term portions) increased $726,000 from a balance of $2,127,000 at December 31, 1994, to $2,853,000 at September 30, 1995. During the nine months ended September 30, 1995, trade receivables totaling $696,000 were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long term growth plans.

Inventories increased $4,619,000 from $16,103,000 at December 31, 1994, to $20,722,000 at September 30, 1995. The increase was due to (i) the consolidation of Reliable ($1,395,000), (ii) increased cost of paper products used to manufacture bingo paper and (iii) increased inventory quantities on hand.

Trade payable and accrued liabilities increased a combined $3,496,000 from $15,171,000 at December 31, 1994 to $18,667,000 at September 30, 1995. The
increase was due to (i) the consolidation of Reliable ($967,000), (ii) increased accounts payable from inventory levels related to increased cost of paper products purchased and (iii) price increases and overall sales increases.

                          PART II.  OTHER INFORMATION

Item   6.        Exhibits and Reports on Form 8-K:

        a.       Exhibits:

Exhibit 10.1 Waiver and Second Amendment to Credit Agreement, dated as of August 14, 1995.

Exhibit 10.2     Third Amendment to Credit Agreement, dated as of August 31,
                 1995.

Exhibit 10.3 Assignment and Assumption Agreement dated August 31, 1995 between Stuart Entertainment, Inc., Bank of America Illinois, The Chase Manhattan Bank (National Association) and Bank of America National Trust and Savings Association.

Exhibit 10.4 Assignment and Assumption Agreement dated August 31, 1995 between Bingo Press & Specialty Limited, Bank of America Canada, The Chase Manhattan Bank of Canada and Bank of America Canada, as agent.

Exhibit 10.5 Revolving Note dated August 31, 1995 in the principal amount of U.S. $5,000,000 issued by Stuart Entertainment, Inc. to The Chase Manhattan Bank (National Association).

Exhibit 10.6 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Stuart Entertainment, Inc. to The Chase Manhattan Bank (National Association).

Exhibit 10.7 Revolving Note dated August 31, 1995 in the principal amount of U.S. $5,000,000 issued by Stuart Entertainment, Inc. to Bank of America Illinois.

Exhibit 10.8 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Stuart Entertainment, Inc. to Bank of America Illinois.

Exhibit 10.9 Revolving Note dated August 31, 1995 in the principal amount of Cdn. $6,937,500 issued by Bingo Press & Specialty Limited to The Chase Manhattan Bank of Canada.

Exhibit 10.10 Term Note dated August 31, 1995 in the principal amount of Cdn. $6,243,750 issued by Bingo Press & Specialty Limited to The Chase Manhattan Bank of Canada.

Exhibit 10.11 Revolving Note dated August 31, 1995 in the principal amount of Cdn. $6,937,500 issued by Bingo Press & Specialty Limited to Bank of America Canada.

Exhibit 10.12 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Bingo Press & Specialty Limited to Bank of America Canada.

Exhibit 11       Statement Regarding Computation of Per Share Earnings

Exhibit 27       Financial Data Schedule

        b.       Reports on Form 8-K:

                         The Company did not file any reports on Form
                         8-K for the quarter ended September 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  STUART ENTERTAINMENT, INC.





Date:    November 13, 1995        /s/ Timothy R. Stuart
                                  ----------------------------
                                  Timothy R. Stuart
                                  President



Date:    November 13, 1995        /s/ Paul C. Tunink
                                  ----------------------------
                                  Paul C. Tunink
                                  Vice President and Chief
                                    Financial Officer

                                EXHIBIT INDEX


Exhibit          Description
-------          -----------

Exhibit 10.1 Waiver and Second Amendment to Credit Agreement, dated as of August 14, 1995.

Exhibit 10.2     Third Amendment to Credit Agreement, dated as of August 31,
                 1995.

Exhibit 10.3 Assignment and Assumption Agreement dated August 31, 1995 between Stuart Entertainment, Inc., Bank of America Illinois, The Chase Manhattan Bank (National Association) and Bank of America National Trust and Savings Association.

Exhibit 10.4 Assignment and Assumption Agreement dated August 31, 1995 between Bingo Press & Specialty Limited, Bank of America Canada, The Chase Manhattan Bank of Canada and Bank of America Canada, as agent.

Exhibit 10.5 Revolving Note dated August 31, 1995 in the principal amount of U.S. $5,000,000 issued by Stuart Entertainment, Inc. to The Chase Manhattan Bank (National Association).

Exhibit 10.6 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Stuart Entertainment, Inc. to The Chase Manhattan Bank (National Association).

Exhibit 10.7 Revolving Note dated August 31, 1995 in the principal amount of U.S. $5,000,000 issued by Stuart Entertainment, Inc. to Bank of America Illinois.

Exhibit 10.8 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Stuart Entertainment, Inc. to Bank of America Illinois.

Exhibit 10.9 Revolving Note dated August 31, 1995 in the principal amount of Cdn. $6,937,500 issued by Bingo Press & Specialty Limited to The Chase Manhattan Bank of Canada.

Exhibit 10.10 Term Note dated August 31, 1995 in the principal amount of Cdn. $6,243,750 issued by Bingo Press & Specialty Limited to The Chase Manhattan Bank of Canada.

Exhibit 10.11 Revolving Note dated August 31, 1995 in the principal amount of Cdn. $6,937,500 issued by Bingo Press & Specialty Limited to Bank of America Canada.

Exhibit 10.12 Term Note dated August 31, 1995 in the principal amount of U.S. $2,250,000 issued by Bingo Press & Specialty Limited to Bank of America Canada.

Exhibit 11       Statement Regarding Computation of Per Share Earnings

Exhibit 27       Financial Data Schedule