Form 10-K
period 1995-12-31
STUART ENTERTAINMENT INC
filed 1996-04-01
CIK 355142

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended                   Commission File No.
              December 31, 1995                           0-10737


                            STUART ENTERTAINMENT, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                   84-0402207
      ---------------------------------                    --------------------
       (State or other jurisdiction of                       (I.R.S. Employer
       Incorporation or organization)                       Identification No.)

            3211 Nebraska Avenue
            Council Bluffs, Iowa                                   51501
    ---------------------------------------                    -------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (712) 323-1488

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.01 par value
                       ------------------------------
                              (Title of Class)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X  Yes       No
                                ---       ---

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996 was $9,474,877.50.

     The number of shares outstanding of the Registrants $.01 par value common stock as of March 22, 1996 was 6,717,062.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Stuart Entertainment, Inc., a Delaware corporation (the "Company") manufactures and distributes a complete line of bingo cards, break-open tickets, ink markers, electronic equipment, supplies and accessories in the United States and Canada. The Company's products are sold primarily to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, military clubs and other similar organizations, primarily non-profit, which use such products to raise money and provide entertainment. To a lesser extent the Company's products are also sold to charitable and commercial bingo halls and to governmental lottery agencies through Company-owned retail stores located in Canada, mail order catalogs and promotional flyers. The Company is also engaged in the manufacture and distribution of electronic gaming equipment.
See "--Video King Gaming Systems, Inc."

CERTAIN RECENT DEVELOPMENTS

         ACQUISITION OF BINGO PRESS AND SPECIALTY LIMITED. In December 1994, the Company completed the acquisition (the "Acquisition") of Len Stuart & Associates Limited, an Ontario, Canada corporation ("LSA"). LSA's major asset was Bingo Press & Specialty Limited, an Ontario, Canada corporation ("Bazaar"), a major manufacturer of bingo supplies and related products in Canada. The Acquisition was completed pursuant to the terms of a Stock Purchase Agreement (the "LSA Agreement") entered into by and among the Company, 1089350 Ontario Inc., an Ontario, Canada corporation and a wholly owned subsidiary of the Company (the "Subsidiary"), Leonard A. Stuart and LSA. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         To facilitate the financing of the Acquisition, the Company entered into a Securities Purchase Agreement (the "MLGA Agreement") with MLGA Fund II,
L.P. and Bingo Holdings Inc. ("Bingo Holdings").   On December 13, 1994,
pursuant to the MLGA Agreement, Bingo Holdings purchased 3,130,435 newly issued shares of Common Stock and warrants to purchase 775,000 shares of Common Stock at an exercise price of $5.75 per share, for an aggregate purchase price of $18,000,000 (the "Equity Financing").

         ACQUISITION OF THE ASSETS OF THE RELIABLE CORPORATION OF AMERICA. In January 1995, the Company acquired selected assets and liabilities of The Reliable Corporation Of America, Inc. ("Reliable") and two Didde Presses owned by Anthony Maniaci and Warren Reynolds, individuals and owners of all of the outstanding capital stock of Reliable. The purchase price was $1,300,000. A condition of the agreement was that Mr. Maniaci enter into an employment agreement with the Company, which employment agreement was subsequently terminated by mutual consent; the Company and Messrs. Maniaci and Reynolds also entered into non-competition agreements. See "Note 2 to Notes to the Consolidated Financial Statements."

         PLAYPRINT LIMITED. In 1993 the Company and Bazaar formed Stuart Entertainment Limited, an English corporation and wholly owned subsidiary of the Company ("Stuart Entertainment England"). The Company and Bazaar introduced a number of bingo products for sale in the United Kingdom and Europe through Stuart Entertainment England and in October 1994, Stuart Entertainment England commenced manufacturing operations.

         In July 1995, Stuart Entertainment England signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. Pursuant to the agreement, Playprint Limited pays royalties to Stuart Entertainment England for use of certain of the Company's trademark, technologies and equipment in the production of bingo paper and ink markers. As a result of this agreement, the Company redeployed its assets in the United Kingdom and shut down its manufacturing operations. The Company recorded a one-time pre-tax charge of $819,000 in 1995 related to the costs to shutdown the manufacturing facility in the United Kingdom.

VIDEO KING GAMING SYSTEMS, INC.

         Video King Gaming Systems, Inc., a wholly owned subsidiary of the Company ("Video King"), was formed in 1992 to develop a line of electronic gaming equipment, primarily for the Company's bingo markets. Video King began manufacturing selected products during the first quarter of 1993 and shipped its first product in the second quarter of 1993. While Video King has focused its sales efforts within the Company's established bingo markets, it also intends to address the domestic and international for-profit gaming markets.

STUART ENTERTAINMENT MEXICO

         Stuart Entertainment, S.A. de C.V., a Mexican corporation and a wholly owned subsidiary of the Company ("Stuart Entertainment Mexico") was formed in 1991 by the Company and Bazaar for the purpose of printing and finishing bingo paper primarily for their respective needs. A number of bingo presses and other manufacturing equipment have been placed in service in Mexico. During 1995, 1994 and 1993 all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company or Bazaar.

BINGO PRESS & SPECIALTY LIMITED

         Bazaar operates under the tradename Bazaar & Novelty. The businesses of Bazaar are similar to those of the Company. Bazaar manufactures and distributes a complete line of bingo cards, break-open tickets, ink markers, supplies and accessories. Bazaar's products are sold primarily to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, legions and other similar not for profit organizations which use such products to raise money and provide entertainment. To a lesser extent, Bazaar's products are sold to charitable and commercial bingo halls, governmental lottery agencies and through Bazaar owned retail stores. See "--Products."

PRODUCTS

         BINGO SHEETS AND CARDS. The Company sells a complete line of bingo sheets and cards, both disposable and reusable. With disposable bingo sheets, the players mark the sheet with ink markers or crayons or push out a tab and discard the sheet after each game. Disposable sheets are supplied in a variety of styles and colors. They generally are supplied as loose sheets, with from one to forty-eight "faces," or in padded form, with from one to eighteen "faces" or game cards per sheet using the traditional 75-number game. The Company continues to add specialty bingo games such as "Bonus Line(R),"* "Bonanza Bingo(R)," a 90-number bingo game, "Double Action," "Wildcard," "Winfall(R),"* "Triangle Bingo" and other specialty bingo games which can be played as alternatives to or concurrently with the standard 75-number bingo game. The Company also sells a reusable line of shutter bingo cards, with transparent colored plastic slides that can be pulled over the numbers and then pushed back at the end of the game, and reusable cardboard cards that can be played using transparent colored plastic chips.

         BREAK-OPEN TICKETS. The Company manufactures and sells products known as "break-open tickets." Break-open tickets are similar to instant lottery and raffle tickets. They generally are sold at bingo games to provide additional entertainment to the players and supplement the sponsoring organization's fund-raising effort. To a lesser extent, break-open tickets in Canada are also sold to charitable organizations for distribution through commercial establishments. Break-open tickets are produced in over 300 different designs and denominations and consist of two thin sheets of opaque cardboard printed with colorful designs and laminated together. The player pulls open up to five "windows" to reveal hidden combinations of symbols (for example, bells, cherries, gold bars and shamrocks) to determine whether the card is a winner and, if it is a winner, the amount of the prize. Each set of tickets sold contains a predetermined number of winning tickets for prizes of different denominations, thus providing the sponsoring organization with an assured gross profit on the sale of a full set of tickets.

         BINGO EQUIPMENT, SUPPLIES AND ACCESSORIES. The Company manufactures and sells an extensive line of electronic equipment traditionally used in bingo establishments. The electronic bingo equipment line includes: (i) electronic blowers which select numbers for bingo games by ejecting numbered balls one at a time, (ii) electronic flashboards, measuring up to 5 feet high and 18 feet wide, which display to the audience the numbers selected from the electronic blowers or ball cages, (iii) electronic systems that allow instantaneous verification of valid winning bingo cards, (iv) manually operated ball selection cages and (v) new software (90 TRAK) developed to support the South American and European style bingo. The Company also manufactures and sells, or distributes, other electronic equipment used as gaming equipment or for promotional purposes in gaming, entertainment and other industries.





__________________________________

*Bonus Line is a registered trademark licensed to the Company by Bonus Games, Inc.

         The Company manufactures ink markers for bingo sheets and refills for such markers. An ink marker is used to place ink impressions on disposable bingo paper to identify called numbers. The Company sells a varied line of ink colors and bottle sizes.

         The Company distributes other supplies and equipment needed for bingo games, such as tables, chairs and public address systems, bingo-related accessories and novelty items such as tote-bags, t-shirts, buttons and key chains and custom advertising products such as mugs. The Company also sells party supplies, flags, balloons and bar and concession equipment for use at such fund-raising events as bazaars and carnivals.

         ELECTRONIC GAMING EQUIPMENT. Video King designs and manufactures a variety of electronic bingo systems, video lottery terminal machines ("VLTs"), video slot machines and electronic table games, as well as a comprehensive modular management information system designed for gaming facilities, which includes point-of-sale terminals, vault management, player tracking, inventory control, direct mail and audit functions. To date, Video King has not had any significant revenues from sales of VLTs or video slot machines.

         The electronic bingo systems, marketed under the name System 12(TM), provide bingo players the opportunity to play a bingo game electronically on touch-screen or conventional terminals while other players play the same game in the traditional manner on paper, all in a cashless environment. Where regulations permit, System 12(TM) provides the player access to a stand-alone parimutuel bingo game and to other games such as video keno, video poker or video 8-line reel games.

         The VLTs and video slot machines offer a player the ability to select from a variety of games including draw poker, keno, 8-line reel games, break-opens or bingo. These products utilize multi-color, high resolution graphics and are offered with either touch screen and/or button capability. The design of Video King's electronic gaming equipment stresses security and the flexibility to meet varying regulatory requirements.

         The electronic table games include Vertical or Horse Race Bingo, 52 Card Keno, Chip Up or Flash Bingo and Sic-Bo. A single operator oversees the "casino style" wagering for each of these games.

SALES INFORMATION BY PRODUCT LINE

         The following table shows the percentage of revenues contributed by major product lines of the Company during the past three years.

                                                            1995                 1994          1993
                                                            ----                 ----          ----
Bingo sheets and cards, break-open tickets and other         78%                  70%           71%
printed materials
Bingo equipment, electronic gaming equipment, ink markers,   22                   30            29
supplies and accessories

         Revenues contributed by bingo sheets and cards, break-open tickets, and other printed materials increased during 1995 due to the Acquisition.

         Revenue from the sale and leasing of electronic gaming equipment totaled $2.1 million, $2.3 million and $1.4 million in 1995, 1994 and 1993, respectively.

MARKETING AND SALES

         The Company's bingo products are marketed principally through over 200 distributors. These distributors consist of firms and individuals who solicit orders from user organizations which sponsor bingo games. The Company sells to distributors primarily through an employee sales force.

         The Company's bingo products are also marketed directly to sponsoring organizations and commercial bingo halls in locations where there is little or no distributor coverage or where the Company's products do not have high market penetration. Retail sales are solicited by means of direct mail catalogs, fliers, telemarketing and personal contact by sales personnel in selected branches and directly through retail stores in Canada.

         The following table shows the percentage of total sales contributed by the Company's wholesale and retail sales activities during the past three years.

                                                           1995            1994            1993
                                                           ----            ----            ----
                      Sales to distributors                 65%            97%             96%
                      Retail sales                          35%             3               4

         The increase in retail sales in 1995 was primarily due to the Acquisition of Bazaar and its company-owned retail stores.

         During 1995, the Company continued to direct its marketing efforts toward strengthening relations with its existing distributors and adding new distributors. The Company plans to focus marketing efforts during 1996 on further developing its distributor network, with minor emphasis placed on attempting to generate additional retail sales, primarily through direct mailings of catalogs and fliers. The Company has also sponsored group seminars designed to assist distributors and other customers in developing and refining sales and marketing programs and to introduce new products. The Company believes the seminars have been well received by its distributor network and have been successful in enhancing customer relations and generating incremental sales. Company sales personnel also conduct seminars with individual distributors designed to assist these individuals in developing sales and marketing programs, to educate distributors in ways of improving the success of their customers' fund-raising efforts and to provide management assistance to certain distributors. The Company makes available to distributors catalogs of the Company's full product line on which distributors may imprint their names and which they may give to their customers.

         Video King markets its electronic gaming equipment through the Company's bingo distributor network, by submitting proposals to bid tenders by governmental entities, principally in the United States and Canada, and by soliciting for-profit gaming markets and by submitting proposals directly to Native American gaming facilities. Solicitation of charitable and for-profit gaming markets is performed primarily by the Company's existing sales staff. Video King also markets its equipment by displaying such equipment at selected trade shows and exhibitions.

         Bazaar's bingo products are marketed principally through company-owned locations, independent distributors and government agencies. The independent distributors are located in the Provinces of Alberta, British Columbia, Newfoundland, Ontario, Quebec and Saskatchewan. The government agencies distribute bingo paper products exclusively in the Provinces of British Columbia and Manitoba. Bazaar-owned retail stores operate in the Provinces of Manitoba, New Brunswick, Nova Scotia, Ontario and Prince Edward Island.

FOREIGN AND EXPORT SALES

         To date the Company has not had a significant volume of export sales; however, the Company has begun to devote greater resources to the identification and exploration of international bingo and gaming markets. The Company added an International Sales Manager in 1995 to coordinate these efforts.

         During 1995, approximately 58% of sales were to the United States, 39% to Canada, 1% to the United Kingdom with the balance representing sales to other foreign countries. During 1994, approximately 91% of sales were to the United States. The amount and percentage of Canadian sales increased substantially in 1995 due to the Acquisition. Sales in the United Kingdom will decrease significantly in 1996 due to the discontinuance of manufacturing operations in the United Kingdom and the signing of the agreement with Playprint Limited. See "Recent Developments." For further information regarding foreign and domestic operations and export sales, see "Note 15 to Notes to Consolidated Financial Statements."

         The Company had no single customer that accounted for more than 10% of its gross revenues during 1995, 1994, and 1993.

SEASONALITY

         The Company's business is somewhat seasonal as its sales are stronger during the first half of the year than during the second half of the year.

BACKLOG

         As of December 31, 1995, and 1994, the dollar amount of backlog orders believed to be firm amounted to $3,513,000 and $3,550,000, respectively.

MANUFACTURING AND SUPPLIERS

         The Company manufactures bingo cards on a number of high-speed web presses capable of printing a variety of different game cards in configurations of 24, 30, 36 and 48 cards per sheet. The bingo cards are produced for inventory and then sold unfinished or are cut and packaged to meet customer needs. The existing production capacity is expected to be sufficient to meet the Company's 1996 projected bingo paper sales.

         In manufacturing break-open tickets the Company utilizes a number of high-speed, multi-color, offset presses and a variety of other equipment, including a laminator, a die-cutter and serial numbering machinery. In recent years the Company has incurred substantial capital expenditures, including the acquisition of a die-cutter, a laminator and an additional printing press designed to improve break-open ticket productivity and product quality. The Company is currently operating at approximately 80% of its break-open ticket production capacity. The Company estimates it has sufficient production capacity to enable it to meet its expected break-open ticket sales demand for the next 12 months. Prior to 1995, the Company outsourced the printing and die-cutting of break-open tickets in its Canadian operation. During 1995 the Company purchased a five-color press and a two-color press for the in-house printing of break-open tickets and a die-cutter to enable the Company to manufacture the product internally for its Canadian operations.

         The Company manufactures ink markers and refills through automated liquid filling lines. A number of ink formulas have been developed specifically for use in the bingo industry, but the ink can also be sold to a variety of other markets. The Company believes that current manufacturing capacity is sufficient to meet the projected ink sales demand for 1996.

         The components for the Company's bingo equipment, and the paper and other materials used in printing bingo sheets and break-open tickets, generally are available from various suppliers at competitive prices and, as a result, the Company is generally not dependent on any single supplier. The Company has experienced significant price increases in raw newsprint during 1995 and prices are expected to stabilize or experience modest increases during 1996. The equipment, accessories and supplies which the Company distributes generally are standard items and are available from other manufacturers.

         The Company continually monitors technological advances in the printing industry in an effort to ensure a timely assimilation of these advances into current manufacturing processes. Additional attention is directed toward the early recognition and investigation of new technologies that might be implemented as cost effective complements to technology currently employed.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company maintains a continuing product development program intended to enhance the Company's product lines and increase the Company's market penetration. Efforts in the bingo paper and break-open ticket product lines are directed toward new product development as well as improvement of the graphic design of its current lines. The market for break-open tickets, in particular, is an ever-changing one requiring the continual introduction of new break-open tickets in response to changing consumer preferences of design and colors.

         The Company continually updates and redesigns its bingo equipment in an effort to maximize the utility, ease of use and reliability of these products. A significant effort is being devoted to the diversification of products within the electrical equipment product line in response to the trend within the bingo and gaming industries toward the adaptation of electrical and mechanical devices to use in those industries.

         Video King has substantially completed the design of its principal products and will maintain a reduced R&D program to develop new products and to ensure that the technology employed in Video King's product line is state-of-the-art and that the features offered in its gaming products are as comprehensive as any found in the market place.

         During 1995, 1994 and 1993, total research and development expenses totaled approximately $745,000, $784,000, and $685,000, respectively, of which $682,000, $727,000, and $673,000, respectively, represented research and development expenses related to Video King. Total research and development expenses for 1996 are currently expected to decrease due to the completion of the design of Video King's principal products.

GOVERNMENT REGULATION

         The sale and use of many of the Company's products are governed by federal, state and local gaming laws. The significant growth of charitable and commercial gaming in recent years has resulted in a proliferation of legislation directed toward gaming activities which has been accompanied by a more intensive, sophisticated regulatory approach at all governmental levels. This has resulted in more comprehensive licensing, reporting and operating requirements which generally have been implemented by the Company, where appropriate, and which are being monitored on an on-going basis in an effort to comply in all material respects with applicable laws, regulations, directives and standards recommended by the National Association of Fundraising Ticket Manufacturers and the North American Gaming Regulators Association. In addition, the sale and use of many of Bazaar's products are governed by federal, provincial and municipal laws in Canada.

         While the Company believes that its manufacturing, warehousing, shipping and sales operations are generally in compliance with applicable laws, the Company is not in a position to determine the legality or illegality of the use of its products, since the legality of use often depends on the status and locations of the Company's customers and the ultimate consumers of the product.

         The state and local laws in the United States and provincial and municipal laws in Canada which govern the sale and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and court interpretations. If any changes occur in gaming laws through statutory enactment or amendment, court interpretation or administrative action so as to restrict the manufacture, distribution or use of some or all of the Company's products, the Company could experience declines in sales and earnings.

         At present, the states of Alaska, Colorado, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New York, North Dakota, Oklahoma, Pennsylvania, South Dakota, Texas, Vermont, Washington, West Virginia and Wisconsin require bingo and/or charitable gaming manufacturers and/or suppliers to be licensed or registered. The Company currently is licensed or registered in each of these jurisdictions, except for Maine. The Company has not applied for a license in Maine and does not conduct activities which it believes to be subject to licensing in that state. The Company, however, is permitted to and does ship products to licensed distributors in Maine. The Company is also registered in the Province of Ontario, Canada. Bazaar is registered in the provinces of Ontario, New Brunswick and Nova Scotia, Canada.

         The manufacture and distribution of electronic gaming equipment is also subject to extensive federal, state and local regulations which vary significantly by jurisdiction. Video King has submitted applications for licenses in several states where it expects to conduct business. Video King has received a license to sell electronic gaming equipment in Colorado and Mississippi and anticipates that it will receive license approval from other states during 1996. Further, Video King intends to submit license applications to a number of other state and local jurisdictions during 1996. Video King does not anticipate encountering any significant problems in obtaining these licenses.

         The Company anticipates that Video King will sell its machines to casinos operated by Native Americans. Under the National Indian Gaming Regulatory Act ("IGRA"), certain types of gaming activities are classified as Class I, Class II or Class III. Only Class I and Class II gaming may be conducted by a Native American casino without the necessity of a written compact with the state in which the casino is located. In the event a gaming activity is classified as Class III under IGRA, a tribe may not conduct such activity in the absence of a compact. Video King's business will be impacted based upon whether its products are ultimately classified as Class II or Class III, which classification will affect the size of the potential markets for those products.

         The loss of a license in a particular state may prohibit the Company from selling into that state during the period that it does not have such a license. Loss of one or more licenses for an extended period of time may have an adverse effect on the Company's business.

         Not all of the Company's products are eligible for sale in every locality where the Company ships products. The Company routinely contacts responsible state agencies to determine the existence and nature of any state and local restrictions applicable to its products and attempts to comply with such restrictions. In addition, the Company and Bazaar each maintain a licensing and regulatory department that monitors regulatory and licensing requirements to which the Company and Bazaar, respectively, are subject.

COMPETITION

         BINGO SUPPLIES AND BINGO EQUIPMENT. The Company and Video King experience competition from a number of privately owned businesses, most of which the Company believes are smaller than the Company. However, no comprehensive industry statistics are available. The Company experiences competition in all areas of its business. The Company's major competitor in North America is Arrow International, Cleveland, Ohio ("Arrow"), which sells a complete line of bingo products. Since bingo products generally are similar, the principal competitive factors in the industry are service and price. The Company believes that it is competitive in both areas. See "Marketing and Sales." Bazaar experiences competition in all areas of its business from a number of privately owned businesses, most of which Bazaar believes to be smaller than Bazaar. However, no comprehensive industry statistics are available. Bazaar's major competitors in Canada are the Canadian branch of Arrow and Specialty Print with respect to break-open tickets.

         ELECTRONIC GAMING EQUIPMENT. Video King competes with a number of manufacturers of gaming equipment, many of which have substantially greater resources than the Company. The significant competitive factors include price, product design, reliability and security.

         The Company believes that it has an advantage in marketing its electronic bingo systems because of the uniqueness of Video King's design of its products and because of the Company's comprehensive knowledge of the bingo industry, extensive distributor network within the industry and established supplier relationships with many United States and Canadian governmental entities.

         The VLT/video slot market is more mature than the market for electronic bingo systems and more competitive. Video King believes that the technology incorporated into its VLTs and video slots is state-of-the-art and compares favorably with any existing products and that the Company's reputation as a quality manufacturer of electronic products for bingo games will facilitate entry into the VLT/video slot market. However, to date Video King has not had any significant revenues from the sale of VLTs or video slot machines and there is no assurance that Video King will be able to successfully penetrate the electronic gaming market, given the highly competitive nature of this market.

TRADEMARKS

         The Company believes that the trademarks Bingo King and Bazaar & Novelty have considerable value in the industry, based upon their extensive use for more than 30 years. The Company's trademark, Bingo King, the name, combination of the mark and name with a crown logo, and numerous other product names which it uses are registered with the United States Patent and Trademark Office.

EMPLOYEES

         As of December 31, 1995, the Company had 1,429 full-time employees in the United States, Canada, Mexico and the U.K., 134 of which are members of a union subject to a collective bargaining agreement. The collective bargaining agreement does not place any significant financial or operational burdens on the Company. The Company considers its relations with its employees to be good.

ADDITIONAL INFORMATION

         Compliance with federal, state and local law in the United States and federal, provincial and municipal laws in Canada regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected by the Company to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Company. The Company is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any material amount of funds in the near future for environmental protection in connection with its operations.

ITEM 2.  PROPERTIES

         The operations of the Company are conducted principally from facilities located in Council Bluffs, Iowa; Littleton, Colorado; St. Catharines, Ontario; and Reynosa, Mexico and Muskegon, Michigan.

         The operations in Council Bluffs, Iowa are conducted from four buildings. Two buildings, comprising approximately 155,000 square feet, are owned by the Company and used primarily to print, finish and warehouse bingo paper and break-open tickets. The Company also leases two additional buildings in Council Bluffs, Iowa. One of these buildings, comprising approximately 27,000 square feet, is used primarily to manufacture and warehouse ink markers and refills. The lease on this building expires in September 1996 and the Company has the option of renewing the lease for an additional one year period. The second building, comprising approximately 34,500 square feet, is used primarily to warehouse paper, general merchandise, and break-open tickets. The lease on this building expires in December 1997 and the Company has the option of renewing the lease for two additional one year periods.

         The Company leases 30,000 square feet of space in Littleton, Colorado pursuant to a lease which expires in August 1996. It houses the Company's facilities for assembling electronic bingo equipment and electronic gaming products manufactured by the Company. The Company has the option of renewing this lease for two five-year periods. The renewal of the lease is currently under consideration by the Company.

         Bazaar leases a 158,000 square foot facility in St. Catharines, Ontario, Canada which is used primarily to print, finish, and warehouse bingo paper and break-open tickets. The lease was originally scheduled to expire on August 31, 1995, but has been extended to August 31, 2000 with two five-year options. In 1995 an additional 24,057 square foot facility adjacent to the main premises was leased. This second lease expires on August 31, 2000 with one five-year option. This facility is used to warehouse general products for Bazaar.

         Stuart Entertainment Mexico leases approximately 81,600 square feet in Reynosa, Mexico pursuant to leases which expire on August 15, 1998 and December
31, 1998, respectively.   The lease that was to expire January 14, 1996 was
extended to August 15, 1998 with the addition of 13,600 square feet. The space houses Stuart Entertainment Mexico's administrative offices and facilities for printing and finishing bingo paper.

         Substantially all of the Company's property and equipment is subject to liens to secure borrowings by the Company under its bank and other financing agreements.

         In general, the Company's properties and equipment are in good condition and are considered to be adequate for their present use.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been sued for patent infringement in the United States District Court for the District of Nevada by Fortunet, Inc. ("Fortunet") The suit consists of two counts. The first count concerns a device known as the Bingo Card Minder that was marketed by the Company and manufactured by Bingo Card Minder Corp., who is co-defendant for the first count. The Company no longer markets the Bingo Card Minder. The second count is against the Company and alleges that the System 12TM electronic bingo system manufactured by Video King infringes three patents owned by Fortunet. The Company does not believe that System 12TM infringes any of the patents and that the three patents are invalid. The Company has requested that the United States Patent and Trademark Office ("PTO") re-examine the three patents. The PTO has granted the Company's request as to two patents; the PTO agreed that a substantial new question of patentability exists as to such patents. The PTO has not acted on the request for the reexamination of the third patent, which was filed approximately four months after the request for re-examination of the first two patents. The Company believes that it will be successful in defending the suit on both counts.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         An annual meeting of the stockholders of the Company (the "Meeting") was held on October 5, 1995. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting.

           Proposal                                                                                    Results
           --------                                                                                    -------
           1.  A proposal to elect six directors to the
           Board of Directors:

           Leonard A. Stuart                                  Grant Authority                        5,944,042
                                                              Withhold Authority                        35,759

           Albert F. Barber                                   Grant Authority                        5,946,867
                                                              Withhold Authority                        32,934

           Timothy R. Stuart                                  Grant Authority                        5,944,317
                                                              Withhold Authority                        35,484

           Sangwoo Ahn                                        Grant Authority                        5,947,867
                                                              Withhold Authority                        31,934

           Perry J. Lewis                                     Grant Authority                        5,947,867
                                                              Withhold Authority                        31,934

           Ira Starr                                          Grant Authority                        5,947,867
                                                              Withhold Authority                        31,934

           2.  A proposal to ratify the selection of          For                                    5,952,689
           Deloitte & Touche LLP as independent auditors      Against                                   13,391
           for the fiscal year ended December 31, 1995        Abstain                                   13,721

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "STUA."

         The following table shows the high and low closing sales prices for the Common Stock during each calendar quarter within the past two years, as reported by The Nasdaq Stock Market.

         1995:                                High        Low
         ----                                 ----        ---
                 First Quarter                $5 1/2      $4 5/8
                 Second Quarter               $4 7/8      $2 1/4
                 Third Quarter                $5 1/4      $3
                 Fourth Quarter               $8 1/4      $4


         1994:
         ----

                 First Quarter                $6          $4 1/2
                 Second Quarter               $5 1/2      $3 3/4
                 Third Quarter                $6          $4 1/2
                 Fourth Quarter               $5 1/2      $3 7/8

         At March 22, 1996, the Common Stock was held by 1765 stockholders of record.

         The Company has not paid any cash dividends on its Common Stock during the past two years. The Board of Directors expects to follow a policy during the foreseeable future of retaining earnings for use in the Company's business; further, the payment of cash dividends is restricted by the Company's credit agreements.

ITEM 6.      SELECTED FINANCIAL DATA

         The financial data presented below are derived from the consolidated financial statements of the Company. The selected financial data for each of the years in the three-year period ended December 31, 1995 are derived from the consolidated financial statements of the Company which have been audited and reported upon by Deloitte & Touche LLP, independent accountants. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein.

                                                                               Years Ended December 31,
                                                               --------------------------------------------------------
                                                                   1995        1994        1993        1992        1991
                                                                   ----        ----        ----        ----        ----
                                                                        (In thousands, except per-share data)
 SUMMARY OF OPERATIONS:
 Net sales                                                     $109,882    $59,158      $53,937     $52,519     $40,886

 Gross margin                                                    35,160     16,171       13,770      14,542      11,829

 Income (loss) before cumulative effect                             786     (1,608)         512       1,720       1,868
    of change in accounting principle

 Net income (loss)                                                  786     (1,608)         699       1,720       1,868

 Earnings (loss) per share before cumulative
    effect of change in accounting principle-primary                .12       (.45)         .15         .49         .55

 Earnings (loss) per share before cumulative
    effect of change in accounting principle-fully                  .11       (.45)         .15         .49         .55
    dilutive

 Earnings (loss) per share-primary                                  .12       (.45)         .20         .49         .55

 Earnings (loss) per share-fully dilutive                           .11       (.45)         .20         .49         .55

 Average common and common equivalent
    shares outstanding-primary                                    6,706      3,561        3,524       3,519       3,415

 Average common and common equivalent
    shares outstanding-fully dilutive                             7,053      3,561        3,524       3,519       3,415


                                                                                     December 31,
                                                               --------------------------------------------------------
                                                                   1995        1994        1993        1992        1991
                                                                   ----        ----        ----        ----        ----
                                                                                (Dollars in thousands)
 FINANCIAL CONDITION:

 Working capital                                                $20,018    $14,454       $3,742      $3,461      $3,947

 Current ratio                                                      1.8        1.7          1.2         1.3         1.4

 Total assets                                                    98,994     88,977       37,301      33,764      28,001

 Long-term debt                                                  39,586     34,146        3,949       4,748       4,433

 Stockholders' equity                                            32,040     30,153       15,140      14,168      12,206

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

In December 1994, the Company completed the Acquisition of LSA. LSA was the holding company for (i) Bazaar, and (ii) Niagara Bazaar and Novelty Limited, an Ontario, Canada corporation and a retailer of bingo supplies and related products. In addition, effective January 1, 1995, the Company acquired
(i) substantially all the assets and assumed substantially all of the existing liabilities (the "Net Assets") of Reliable and (ii) two presses owned by Reliable's shareholders (collectively, the "Reliable Acquisition"). The results of operations of Bazaar and Reliable have been consolidated since the date of the LSA Acquisition and the Reliable Acquisition, respectively.

1995 COMPARED WITH 1994

CONSOLIDATED RESULTS

Results for the current year include two one-time charges, including (i) a charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995 (see Note 2 to the Consolidated Financial Statements) and (ii) a charge of $819,000 related to the costs to shutdown the manufacturing facility in the United Kingdom.

Stuart Entertainment England has recorded losses in 1995 in the amount of $2,161,000, including the $819,000 one-time charge described above. The manufacturing operations of this subsidiary have been discontinued in conjunction with a licensing and marketing agreement with Playprint Limited of Dublin, Ireland and no further losses are anticipated (see Note 8 to the Consolidated Financial Statements).

On a pro forma basis (see below), 1995 net earnings for the Company's "Core Business" increased to $3,673,000 ($0.55 per share) from $2,164,000 ($0.33 per share) in 1994.

                                        Actual                 Pro Forma
(Dollars in thousands)            Fiscal Year 1995          Fiscal Year 1994
- ---------------------             ----------------          ----------------
Net sales
    "Core Business"                 $   106,842                $    91,338
     Video King                           1,712                      2,322
     England                              1,328                      1,128
                                    -----------                -----------
          Total                     $   109,882                $    94,788
                                    ===========                ===========

Net earnings (loss)
    "Core Business"                 $     3,673                $     2,164
     Video King                            (726)                    (2,052)
     England                             (2,161)                      (919)
                                    -----------                -----------
          Total                     $       786                $      (807)
                                    ===========                ===========

Earnings per share - primary
    "Core Business"                 $      0.55                $      0.33
     Video King                           (0.11)                     (0.31)
     England                              (0.32)                     (0.14)
                                    -----------                -----------
          Total                     $      0.12                $     (0.12)
                                    ===========                ===========

Average Common and Common
     Equivalent Shares
     Outstanding - primary            6,705,904                  6,537,000
                                    ===========                ===========
EBITDA
    "Core Business"                 $    14,114                $    10,473
     Video King                            (869)                    (3,018)
     England                             (1,970)                      (882)
                                    -----------                -----------
          Total                     $    11,275                $     6,573
                                    ===========                ===========

"Core Business" includes all operations of the Company, excluding Video King and Stuart Entertainment England. Core Business sales in actual 1995 and pro forma 1994 include sales for Reliable, acquired in January 1995, of $6,300,000 and $0, respectively.

"EBITDA" is defined as earnings before interest, taxes, depreciation and amortization.

Results for the prior year included several transactions and adjustments that negatively impacted earnings. See "Note 16 to Notes to the Consolidated Financial Statements."

NET SALES.    Net sales in 1995 increased 86% to $109,882,000 from $59,158,000 in 1994. The sales growth in 1995 was attributable to the inclusion of Bazaar operations for the entire year in 1995 versus only the period from the acquisition date of December 13 to December 31, 1994 in the prior period, which represented $38,600,000 or 65% of the increase; the inclusion of Reliable's operations which represented $6,300,000 or 11% of the increase; and the inclusion of sales from Stuart Entertainment England in 1995, which represented $1,300,000 or 2% of the increase. The remaining $4,400,000 or 7% increase in sales is primarily attributable to increased paper sales of $4,900,000 (10%), increases in tab and ink sales of $1,000,000 (1%), offset by decreases in general merchandise and electrical sales of $1,500,000 (3%). Excluding the effect of acquisitions, bingo paper unit sales increased 3.4% from 1994 to 1995 while break-open ticket and ink product unit sales decreased 4.1% and increased 5.1%, from 1994 to 1995, respectively.

Paper and break-open sales prices increased approximately 13% and 6%, respectively, from 1994 to 1995. The increase largely reflected raw material price increases which the Company was not able to offset through other cost reductions. Ink sales prices were down slightly from 1994 due primarily to a shift in the mix of ink products sold to lower priced products.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales decreased from 72.7% in 1994 to 68.0% in 1995. The decrease is primarily attributable to i) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company, ii) cost savings associated with the movement of more production to Mexico during 1995, resulting in labor cost savings,
iii) overall productivity improvements, and iv) cost savings associated with performing certain break-open ticket manufacturing operations in-house versus outsourcing them. These improvements were partially offset by increases in raw materials, newsprint paper and general labor rates.

During 1994 and 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and break-open tickets and for packaging. As noted above, the Company initiated sales price increases on bingo paper and break-open tickets during this period to the extent that it was not able to offset these increases through other cost savings. Management currently expects the price of paper products to stabilize or experience modest increases during 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") increased approximately $12,258,000 to $26,581,000 in 1995 compared with $14,323,000 in 1994. SG&A expenses as a percent of sales remained flat at 24.2%. Approximately $12,800,000 of the increase in SG&A was due to the inclusion of the operations of Bazaar and Reliable in fiscal 1995 results. The increase in SG&A was offset by lower bad debt expense, due to a $1.1 million increase to the allowance for doubtful accounts recorded in 1994 related to the financial condition of two customers. SG&A expenses also increased as a result of higher salaries, fringe benefits and related costs, amortization of goodwill for the twelve-month period, corporate expenses related to the consolidation of the acquired companies, and higher sales promotion activities. The increase in 1995 compared to 1994 in salaries and fringe benefits was due largely to the inclusion of Albert F. Barber as Chief Executive Officer for the full year and an increase in the number of employees and salary levels related in part to the consolidation of the acquired companies. However, the Company initiated a cost reduction program which was implemented in 1995 and early 1996 which is anticipated to result in SG&A expense savings.

EQUITY IN (EARNINGS) LOSSES OF JOINT VENTURES. Equity in (earnings) losses of joint ventures totalled $(129,000) for the year ended December 31, 1995 compared with $980,000 for the year ended December 31, 1994. Prior to December 13, 1994, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. The equity in (earnings) losses for Stuart Entertainment England represented 50% of the net operating loss for the period January 1, 1994 through December 13, 1994. With the Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly-owned subsidiaries of the Company. For the year ended December 31, 1995, equity in earnings related to British Bazaar.

INTEREST EXPENSE, NET. Interest expense, net of interest income, totalled $4,448,000 for the year ended December 31, 1995 compared with $1,045,000 for the year ended December 31, 1994. Approximately $2,145,000 of the increase was due to the consolidation of Bazaar and Reliable in fiscal 1995 results. The remainder of the increase in interest expense was due primarily to higher interest rates in 1995 and significantly higher borrowing levels in 1995 compared with 1994 largely related to the LSA and Reliable Acquisitions and higher working capital requirements.

UNITED KINGDOM CHARGE. During the second quarter of 1995, the Company signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This agreement gave the Company the opportunity to redeploy its assets in the United Kingdom, and discontinue its manufacturing operation. Under the agreement, Playprint Limited pays royalties to Stuart Entertainment England for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink markers. The Company recorded a one-time pre-tax charge of $819,000 in 1995 related to the costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.

1994 COMPARED WITH 1993

NET SALES. Net sales in 1994 increased 9.7% to $59,158,000 from $53,937,000 in 1993. The sales growth in 1994 was attributable to the inclusion of Bazaar operations from December 14, 1994 through the end of 1994, which represented $1,800,000 or 3.4% of the 9.7% increase in net sales; increases in sales of bingo paper of $1,600,000 or 5.8%; increases in sales of break-open tickets of $800,000 or 7.5%, and increases in sales of ink products of $1,300,000 or 24.5%. Bingo paper units increased slightly from 1993 to 1994 while break-open tickets and ink products experienced unit increases of 5.9% and 18.4% respectively. The Company also experienced gains in sales of electrical bingo equipment and electronic gaming equipment; however, these gains were offset by decreases in sales of general merchandise. The decrease in sales of general merchandise is primarily attributable to the sale of two wholly owned subsidiaries during 1993.

Overall sales price levels increased for all major product lines during 1994 compared to 1993. Bingo paper prices increased approximately 3.9%, which the Company passed on to its customers. This increase was the result of raw material price increases on news print paper stock. Break-open ticket prices increased slightly during 1994 while ink products increased approximately 3.0%. Ink product prices increased primarily due to a shift in the mix of ink products sold to a higher priced ink product from a lower priced ink product.

COST OF GOODS SOLD. Cost of goods sold as a percentage of sales decreased from 74.5% in 1993 to 72.7% in 1994. The decrease in the cost of goods sold percentage is due to the increase in unit sales prices discussed above and improvements in manufacturing efficiencies. These decreases were offset by increases in the prices paid by the Company for raw material, news print paper stock and general labor. Additionally in 1994, the Company recorded an adjustment to cost of goods sold of $381,000 or 0.6% to record the effect of the inventory of Bazaar which was sold during the period of December 14, 1994 through December 31, 1994, and the Company recorded a $300,000 reserve for obsolete inventory for Video King.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased approximately $2,853,000 to $14,323,000 in 1994 as compared to $11,470,000 in 1993. SG&A expenses as a percent of sales increased to 24.2% in 1994 from 21.3% in 1993. The increase in SG&A expenses was due to several factors. Approximately $607,000 of the increase in SG&A was due to the consolidation of Bazaar's operations with the Company for the period from December 14, 1994 through December 31, 1994. Bad debt expense increased by $890,000 due primarily to an increase of $1,050,000 in the allowance for doubtful accounts related to the financial condition of two customers at December 31, 1994. An additional $677,000 of the increase in SG&A resulted from the expansion of the operation of Video King primarily in research and development and sales and marketing. Finally, salaries and related costs increased $651,000 due to a consulting agreement with Albert F. Barber for the period of June 1994 through December 13, 1994, prior to his appointment as Chief Executive Officer of the Company, a slight increase in the number of employees and general salary increases. Professional fees increased $486,000 due primarily to executive placement fees incurred in connection with the employment of Mr. Barber and additional audit and legal costs relating to the ongoing business of the Company.

These increases were offset in part by decreases in data processing supplies and small equipment, decreases in costs to develop break-open tickets, and other general decreases.

EQUITY LOSSES OF JOINT VENTURES. Equity in losses of joint ventures totalled $980,000 for the year ended December 31, 1994 compared with $705,000 for the year ended December 31, 1993. During 1994 the Company recorded losses of $570,000 and $415,000 for Stuart Entertainment Mexico and for Stuart Entertainment England, respectively, compared to losses of $555,000 and $150,000, respectively, in 1993. See "Footnote 8 to Notes to Consolidated Financial Statements". The equity loss for Stuart Entertainment Mexico is primarily SG&A expenses for Stuart Entertainment Mexico. The equity loss for Stuart Entertainment England represents 50% of the net operating loss of Stuart Entertainment England for the period January 1, 1994 through December 13, 1994 and includes income of $5,000 for British Bazaar Company Limited. See "Note 8 of Notes To Consolidated Financial Statement."

INTEREST EXPENSE, NET. Interest expense, net of interest income, totaled $1,045,000 in 1994 as compared to $775,000 in 1993. The increase of $270,000 was due to the inclusion of Bazaar's interest expenses of $95,000 for the period of December 14, 1994 through December 31, 1994 and higher interest rates experienced in 1994 as compared to 1993. Upon the closing of the Acquisition, the Company has significantly higher borrowing levels as compared to December 31, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The company's principal uses of cash are for the purchase and carrying of inventory, the carrying of accounts receivable, normal operating expenses and for the purchase of fixed assets. The primary amounts and ratios relating to liquidity and capital resources for the past two years are as follows:

(Dollars in thousands)                       1995                       1994
- ----------------------                      -------                    -------
Working capital                             $20,018                    $14,454
Current ratio                                   1.8                        1.7
Total long-term debt                        $39,586                    $34,416
Shareholders' equity                        $32,040                    $30,153
Total capitalization                        $79,523                    $71,051
Debt to capitalization ratio                  59.7%                      57.6%
Capital expenditures                        $ 3,409                    $ 2,182

FINANCING ACTIVITIES

         The Company has a credit agreement (the "Credit Agreement") with two national banks with a senior secured revolving line of credit of $23,000,000 (the "Revolving Facility") and a senior secured loan facility of $15,000,000 (the "Term Facility") (See "Note 5 to Notes to Consolidated Financial Statements"). The Credit Agreement expires and all other remaining amounts outstanding (with the exception of the $3,000,000 increase to the Revolving Facility described below) are due on December 12, 1999. At December 31, 1995, the Company had outstanding balances under the Revolving Facility and Term Facility of $20,921,000 and $12,135,000, respectively, compared with outstanding balances at December 31, 1994 of $12,601,000 and $14,840,000, respectively.

         The Credit Agreement requires quarterly principal payments of $250,000 under the U.S. Term Facility and C$694,000 ($492,000) under the Canadian Term Facility until maturity. Interest payments are due (a) monthly on Base Rate Loans or (b) at the end of an Offshore Loan period, which can be from one day to 90 days.

         The $2,161,000 in losses recorded by the Company's United Kingdom subsidiary in 1995, the settlement of a consulting agreement (see "Note 10 to Notes to Financial Statements"), higher working capital requirements and higher acquisition-related closing costs not anticipated when the Credit Agreement was completed in December 1994 have resulted in the Company increasing the maximum available under The Revolving Facility from $20,000,000 at December 31, 1994 to $23,000,000 at December 31, 1995. Any amount outstanding under this $3,000,000 increase shall be paid in full at December 31, 1996. As a result of the factors stated above, the Company, subsequent to December 31, 1995, has drawn all amounts available under the Credit Agreement, of which approximately $1,500,000 is invested short-term and is available for working capital purposes.

         In the Reliable Acquisition, the Company assumed a line of credit and term loan credit facility with a Michigan bank which had been the primary bank for Reliable (See "Note 5 to Notes to Consolidated Financial Statements").

         The Company's Core Business continued to be profitable with 1995 net earnings of $3,673,000. Management believes the large losses in the United Kingdom subsidiary have been eliminated beginning in the fourth quarter of 1995 (See "Note 8 to Notes to Consolidated Financial Statements") which Management believes will improve the Company's cash flow position in 1996.

         Management believes that under the current operating plan, its existing capital resources and available financing alternatives will be sufficient to meet its operating expenses and capital expenditure requirements. However, the Company currently anticipates that it may raise additional capital or refinance existing debt in 1996. Management currently has no commitments for such financing activities and there can be no assurance that such funds will be available to the Company on favorable terms, if at all.

         Additionally, as part of the Company's long term plan, it seeks to build shareholder value through acquisitions. In order to implement its long term plan, the Company may be required to obtain additional financing.
However, there can be no assurance that such financing will be available to the Company on favorable terms, if at all.

CASH FLOW

         The cash balance at December 31, 1995, 1994 and 1993 was $943,000, $2,116,000 and $512,000, respectively. The changes in cash for the last three years were:

(Dollars in thousands)                                      1995             1994             1993
- ---------------------                                       ----             ----             ----
Operating activities:
     Net income (loss)                                       $   786       $ (1,608)        $    699
     Non-cash charges                                          4,474          6,280            2,932
     Working capital increases                                (7,050)        (3,470)          (4,143)
                                                             ----------------------------------------
Total Operating Activities                                    (1,790)         1,202             (512)
Investing activities                                            (682)       (30,396)            (590)
Financing activities                                           1,300         30,798              945
                                                             ----------------------------------------
Net change in cash                                           $(1,172)      $  1,604         $   (157)
                                                             ========================================


         Total trade receivables increased $3,703,000 from $16,599,000 at December 31, 1994 to $20,302,000 at December 31, 1995. The increase is due primarily to the acquisition of Reliable, price increases, overall sales increases and longer collection periods. Total notes receivable (including current and long-term portions) decreased slightly from a balance of $2,749,000 at December 31, 1994 to $2,737,000 at December 31, 1995. During
1995, trade receivables totalling $1,426,000 were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long-term growth plans. In accordance with generally accepted accounting principles, the Company has an allowance for doubtful accounts related to its accounts and notes receivables. The Company periodically reviews this allowance for reasonableness.

         Inventories increased $5,879,000 from $16,103,000 at December 31, 1994 to $21,982,000 at December 31, 1995. The increase is due to the acquisition of Reliable, increased cost of paper products used to manufacture bingo paper and increased inventory quantities on hand. Inventory levels fluctuate on a seasonal basis but are expected to stabilize or experience modest increases in 1996.

         Trade payables and accrued liabiliites increased a combined $1,461,000 from $15,171,000 at December 31, 1994 to $16,632,000 at December 31, 1995. The
increase was due to the acquisition of Reliable, higher inventory balances related to increased cost of paper products and higher working capital requirements, partially offset by a reduction on the Bazaar Purchase Price Adjustment.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $3,409,000 during 1995 compared with $2,182,000 during 1994. The Company historically finances a significant portion of its capital expenditures through lease financing. The Company's capital expenditure program has focused in 1995 and 1994 on the purchase of equipment designed to increase production capacity and improve manufacturing efficiency. This trend will continue in 1996; however, the Company expects a larger portion of its capital expenditure requirements in 1996, currently anticipated to be $4,000,000, will be allocated to the upgrading and development of computerized hardware systems.

         In October 1995, the Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996. The maximum available under the facility is $5,000,000. At December 31, 1995, $3,813,000 remained available under the facility.

OTHER

PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. Implementation of Statement No. 121 is not expected to have a material adverse effect on the Company's results or financial condition.

The FASB also issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures in lieu of expense recognition. The Company does not intend to elect expense recognition for stock options and therefore, implementation of this Statement will have no effect on the Company's operating results or financial condition.

INFLATION

Other than the increases in the cost of paper products described above, inflation did not have a material effect on the Company's operations in 1995, 1994 and 1993.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent public accountants on accounting or financial disclosure.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company and their ages:

                   NAME                                        AGE             POSITION
                   ----                                        ---             --------
                   Leonard A. Stuart                           53              Chairman of the Board of Directors

                   Albert F. Barber                            50              Vice Chairman of the Board of Directors and
                                                                               Chief Executive Officer

                   Timothy R. Stuart                           42              President, Chief Operating Officer and
                                                                               Director

                   Perry J. Lewis                              58              Director

                   Ira Starr                                   36              Director

                   Sangwoo Ahn                                 57              Director

                   Clement F. Chantiam                         36              Executive Vice President

                   Roy L. Lister                               38              Executive Vice President

                   Gary L. Loebig                              48              Senior Vice President Market and Product
                                                                               Development

                   Donald S. Kuzina                            44              Vice President Operations - Electronic Gaming
                                                                               Division

                   Paul C. Tunink                              37              Vice President Finance, Treasurer, and Chief
                                                                               Financial Officer

                   Robert P. McNeill                           35              Vice President Manufacturing

                   Gary D. Phillips                            41              Vice President Gaming Ticket Operations

                   Michael A. Schalk                           48              Corporate Secretary

                   Douglas W. Rye                              30              Assistant Corporate Secretary

         At each annual meeting of stockholders, the successors to the directors whose terms then expire are elected to hold office for a term expiring at the next succeeding annual meeting. Each director holds office until his successor is elected and qualified. Officers serve at the discretion of the board of directors and are elected at the first meeting of the board of directors after each annual meeting of stockholders.

         Leonard A. Stuart, Chairman of the Board of Directors since prior to 1989; Chief Executive Officer of the Company from prior to 1989 to December 1994 and President from prior to 1989 to March 1989 and from January 1990 to July 1992. Mr. Stuart has served as President of Bazaar since prior to 1988.

         Albert F. Barber, Vice Chairman of the Board of Directors and Chief Executive Officer since December 1994; Consultant to the Company from June 1994 to December 1994; President of CNBC, an NBC cable affiliate, from 1990 to 1994; Executive Vice President and Chief Financial Officer of NBC from 1987 to 1990.

         Timothy R. Stuart, President and Chief Operating Officer since July 1992; Director since December 1994; Executive Vice President from October 1991 to July 1992; and Vice President Operations from March 1989 to October 1991.

         Perry Lewis, Director since December 1994. Mr. Lewis has been a General Partner of MLGAL Partners, L.P. since 1987 and a managing director of Morgan Lewis Githens & Ahn, Inc., an investment banking firm since 1982. Mr. Lewis also serves as a director of Quaker Fabric Corporation, Haynes International, Inc., ITI Technologies, Inc., Tyler Corporation, Aon Corporation and Evergreen Media Corporation.

         Ira Starr, Director since December 1994. Mr. Starr has been a General Partner of MLGAL Partners, L.P. since 1994. Mr. Starr also served as a vice president of Morgan Lewis Githens & Ahn, Inc., an investment banking firm from 1988 to 1993 and has been a managing director since 1994. Mr. Starr also serves as a director of Haynes International, Inc. and Quaker Fabric Corporation.

         Sangwoo Ahn, Director since December 1994. Mr. Ahn has been a General Partner of MLGAL Partners, L.P. since 1987 and a managing director of Morgan Lewis Githens & Ahn, Inc., an investment banking firm since 1982. Mr. Ahn also serves as a director of ITI Technologies, Inc., Haynes International, Inc., PAR Technology Corporation, Kaneb Services, Inc., Kaneb Pipe Line Partners, L.P., and Quaker Fabric Corporation.

         Clement F. Chantiam, Executive Vice President since November 1992 and Vice President Manufacturing from March 1989 to November 1992.

         Roy L. Lister, Executive Vice President since December 1994; and Vice President of Operations from 1990 to 1992. Mr. Lister has been an Executive Vice President of Bazaar since 1992.

         Gary L. Loebig, Senior Vice President Market and Product Development since January 1995; Vice President Marketing and Regulatory Compliance from October 1991 to January 1995; and Director of Marketing and Regulatory Compliance from January 1990 to October 1991.

         Donald S. Kuzina, Vice President since October 1991; and Director of Branch Operations from March 1989 to October 1991.

         Paul C. Tunink, Vice President Finance, Treasurer and Chief Financial Officer since April 1995; Divisional Vice President Finance of Younkers, Inc. from May 1992 to April 1995 and Director of Corporate Accounting of Commtran Corporation from prior to 1991 to April 1992.

         Robert P. McNeill, Vice President Manufacturing since January 1995; and Director of Manufacturing for Bazaar from 1990 to January 1995.

         Gary D. Phillips, Vice President Gaming Ticket Operations since January 1995; and Manufacturing Manager from September 1988 to January 1995.

         Michael A. Schalk, Corporate Secretary since January 1991. Associate, Frumkin, Shralow and Cerullo, P.C., and its predecessors from prior to 1989 to November 1990, when he joined the Company.

         Douglas W. Rye, Assistant Corporate Secretary since October 1995; General Manager of Operations for Bazaar from October 1995 to present; Director of Bazaar from October 1995 to present; Controller of Bazaar from June 1991 to September 1995; and Specialist in Advisory Services at KPMG Peat Marwick Thorne, Chartered Accountants prior to June 1991.

         Leonard A. Stuart, Chairman of the Board, and Timothy R. Stuart, President, are brothers. There are no other family relationships between any of the directors and executive officers of the Company.

         The current members of the Board of Directors were selected as directors pursuant to the terms of a Securityholders' Agreement (the "Securityholders' Agreement") entered into in connection with the Acquisition. The Securityholders' Agreement provides that the board of directors of the Company will be comprised of up to nine members, three of whom Mr. Stuart may, but shall not be required to designate for nomination, which in his sole discretion may include himself, four of whom Bingo Holdings may, but shall not be required to designate for nomination, and two of whom may, but shall not be required to be designated jointly by both Mr. Stuart and Bingo Holdings. The Securityholders' Agreement also imposes certain transfer restrictions on the parties to the Securityholders' Agreement and their affiliated transferees ("Holders") and provides Holders with demand and incidental registration rights with respect to the Common Stock.

REPORTS UNDER SECTION 16(A)
OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ and to furnish the Company with copies.

         Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with, except that three sales of stock occurring in a two-month period inadvertently were not timely reported by Mr. Loebig. A Form 4 has since been filed to correct this oversight.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth certain information for each of the last three fiscal years concerning compensation paid by the Company to the Chief Executive Officer and any other executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

                                             SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                      --------------------------------------    ----------------------------------


                   (A)                  (B)           (C)            (D)               (G)                 (I)
                                                                                   SECURITIES           ALL OTHER
                                                                                   UNDERLYING        COMPENSATION
       NAME AND PRINCIPAL POSITION     YEAR       SALARY ($)      BONUS ($)     OPTIONS/SARS (#)       ($) (1)
       ---------------------------     ----       ----------      ---------     ----------------     ------------
     Leonard A. Stuart,                1995         200,000          0                        0                 0
     Chairman of the Board(3)          1994         195,833          0                        0                 0
                                       1993         175,833          0                        0                 0

     Albert F. Barber(2)               1995         300,000                                   0
     Chief Executive Officer           1994           9,231        75,000               900,000           204,677(4)

     Timothy R. Stuart,                1995         170,000                             250,000
     President                         1994         116,200           0                       0             2,304
                                       1993         107,762           0                  15,000             2,153

     Clement F. Chantiam,              1995         130,000                              80,000
     Executive Vice President          1994         116,100            0                      0             2,304
                                       1993         108,837            0                 15,000             2,153

     Roy L. Lister,                    1995         130,000            0                 80,000             1,858
     Executive Vice President(5)       1994           2,500            0                      0                 0

__________________
(1) The stated amounts are Company contributions to a defined contribution pension plan available to all Company employees.

(2) Mr. Barber has been Chief Executive Officer of the Company since December 1994.

(3) Mr. Stuart served as Chief Executive Officer of the Company until December 1994.

(4) Represents amounts paid to Mr. Barber while serving as a consultant to the Company during 1994.

(5) Mr. Lister has been an Executive Vice President of the Company since December 1994.

        The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer and of the group listed in the above table, which cannot be precisely ascertained but which is less than the lesser of (a) ten percent of the cash compensation paid to each such executive officer or to the group, respectively, or (b) $50,000 or $50,000 times the number of individuals in the group, as the case may be, is not included in such table.


                     OPTION GRANTS IN THE LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF STOCK PRICE
                                    INDIVIDUAL GRANTS                                          APPRECIATION FOR OPTION TERM(1)
- ---------------------------------------------------------------------------------------    --------------------------------------
          (A)                 (B)                (C)               (D)            (E)         (F)        (G)          (H)
                           NUMBER OF
                           SECURITIES     PERCENT OF TOTAL
                           UNDERLYING    OPTIONS GRANTED TO
                            OPTIONS      EMPLOYEES IN FISCAL  EXERCISE OR BASE  EXPIRATION
 NAME                     GRANTED (#)         YEAR(2)            PRICE ($/SH)     DATE       5% ($)    10% ($)       0% ($)
 ---------------------    -----------   -------------------  ----------------   ----------   -------   ------        ------
 Leonard A. Stuart                 0             -                  -              -               -          -

 Albert F. Barber                  0             -                  -              -               -          -

 Timothy R. Stuart            50,000             6%                5.00         1/17/08      147,000    382,500        0
                             100,000            12                10.00         1/17/08            0    265,000        0
                             100,000            12                15.00         1/17/08            0          0        0

Clement F. Chantiam           40,000             5                 5.00         1/17/05      117,700    306,000        0
                              40,000             5                10.00         1/17/05            0    106,000        0

Roy L. Lister                 40,000             5                 5.00         1/17/05            0    106,000        0
                              40,000             5                10.00         1/17/05            0    106,000        0

- -----------------

(1) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five-year option term for the non-qualified stock options and until the end of the ten-year option term for the incentive stock options. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2)      Options granted to employees during fiscal 1995 totaled 825,400.

                      OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR END OPTION VALUES

             (A)                         (B)                    (C)                   (D)                      (E)
                                                                             NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                                   OPTIONS             IN-THE-MONEY OPTIONS
                                                                                  AT FY-END (1)            AT FY-END ($)(1)
                                   SHARES ACQUIRED        VALUE REALIZED         EXERCISABLE/              EXERCISABLE/
            NAME                   ON EXERCISE (#)             ($)               UNEXERCISABLE            UNEXERCISABLE
            ----                   ---------------        --------------         -------------            -------------
 Leonard A. Stuart                          0                     0                           0                     0

 Albert F. Barber                           0                     0                   900,000/0             337,500/0

 Timothy R. Stuart                     23,000                56,125               262,500/2,500         131,250/5,625

 Clement F. Chantiam                   18,500                21,625               52,500/42,500         63,750/50,625

 Roy L. Lister                              0                     0               40,000/40,000         45,000/45,000


- ----------------

(1) The closing sale price of the Common Stock on December 29, 1995 ($7.25) was used to calculate option value.

EMPLOYMENT AGREEMENTS

         On December 13, 1994 the Company entered into an employment agreement (the "Stuart Agreement"), with Leonard A. Stuart, the Chairman of the Board. Pursuant to the Stuart Agreement, Mr. Stuart will be employed for a period of five years beginning December 13, 1994 and after expiration of the initial employment term (the "Expiration"), Mr. Stuart's employment will be automatically renewed on an annual basis, subject to termination as described below. Mr. Stuart will be paid an annual salary of $200,000 ("Annual Salary"). In addition, the Company is required to reimburse him for 80% of the following expenses related to the operation of an office in Fort Lauderdale, Florida: rent for such office; salary and benefits for one administrative assistant; telephone; stationery; postage and similar items. He also is entitled to participate in customary employee benefits programs maintained by the Company, including health, life, and disability insurance to the extent provided to other senior executives of the Company.

         The Company may terminate the Stuart Agreement at any time for cause and in such event, all of Mr. Stuart's rights to compensation would cease upon his termination. If the termination is without cause, the Company will pay to Mr. Stuart in addition to the amounts accrued in the respective periods prior to the termination, severance pay in an amount equal to the Annual Salary until the later of the Expiration or for one year after the termination of the Stuart Agreement. Mr. Stuart may also terminate the Stuart Agreement for "Good Reason," as defined in the Stuart Agreement. If Mr. Stuart terminates the Stuart Agreement for Good Reason, the Company will pay Mr. Stuart his Annual Salary and any benefits until the later of the Expiration or for one year after termination of the Stuart Agreement.

         The Company also has an employment agreement, dated June 1, 1994, with Albert F. Barber, the Chief Executive Officer and Vice Chairman of the Board (the "Barber Agreement"). Pursuant to the Barber Agreement, Mr. Barber will be employed until December 31, 1996 and subsequent to December 31, 1996, Mr. Barber's employment shall be automatically extended indefinitely until either the Company or Mr. Barber terminates the Barber Agreement, at which time the Barber Agreement will terminate six months after such notice.

         For 1995, Mr. Barber received an annual base salary (the "Base Salary") of $300,000 which was increased to $330,000 beginning in 1996. In addition, Mr. Barber is eligible to receive a cash bonus (the "Bonus") for services rendered during each calendar year covered by the Barber Agreement pursuant to the following terms. Mr. Barber will be paid a bonus equal to 50% of the Base Salary when the Company's earnings before interest and income taxes ("EBIT") exceed the EBIT targeted amount (the "Targeted Amount"), as approved by the Board of Directors each year, and an additional increase of 10% of Base Salary to the extent EBIT equals or exceeds 105% of the EBIT Targeted Amount and an additional 2% to 4% of the Base Salary when the Company's EBIT exceeds 105% of the Targeted Amount by a specific percentage.

         In addition, Mr. Barber was granted options to purchase 900,000 shares of Common Stock subject to various provisions relating to vesting and exercise price. The Company is required to reimburse Mr. Barber for all reasonable out-of-pocket expenses incurred by him in performing his duties and is also entitled to participate in customary employee benefit programs maintained by the Company.

         The Company may terminate Mr. Barber's employment at any time for cause and in such event, all of Mr. Barber's rights to compensation would cease upon his termination. If the termination is without cause, or as a result of a disability or death, the Company will pay Mr. Barber, in addition to amounts accrued in respective periods prior to the termination, his Base Salary for the greater of the period through December 31, 1996 or one year from the date of termination (or, in the case of death, the proceeds of a life insurance policy to be obtained by the Company on Mr. Barber's behalf), and the Bonus, prorated to the time of termination, in a lump sum to be payable at the time the Bonus for such calendar year would normally be paid. In the event Mr. Barber terminates his employment within 90 days of a change of control of the Company, Mr. Barber will continue to receive his Base Salary for two years from the date of such termination and the applicable Bonus prorated and paid as described above.

COMPENSATION PURSUANT TO PLANS

         STOCK OPTION PLANS. The Company had three stock option plans under which options can be granted: the 1985 Non-qualified Stock Option Plan, the 1992 Non-qualified Stock Option Plan and the 1994 Performance Stock Option Plan. Options to purchase 609,850 shares of Common Stock were granted to directors and officers under the 1994 Performance Stock Plan in 1995.

         EMPLOYEE BENEFIT PLANS. The Company maintains a defined contribution pension plan covering substantially all of its employees, including all executive officers. Eligible employees may contribute up to 15% of their salaries, not to exceed a government established maximum. Company contributions are the sum of the Company's match of the first 2% of the employee's elective contribution and a discretionary contribution of up to 2% of the salaries of all employees eligible under the plan. Company contributions vest over a five-year period. During 1995 the Company's contribution to the 401(k) Plan was $157,000.

         The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2-1/2% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2-1/2%. Eligible employees may contribute additional amounts in excess of the 2-1/2%,
but they are not matched by the Company.   During 1995, the Company's
contribution to the Canadian Plan was $140,000.

COMPENSATION OF DIRECTORS

         The Company does not currently pay any directors fees; however, all directors are reimbursed travel expenses relating to the attendance of each meeting.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

         There are no "interlocks," as defined by the Securities and Exchange Commission with respect to any member of the Compensation Committee. The following non-employee directors served on the Compensation Committee during fiscal 1995: Perry J. Lewis, Sangwoo Ahn and Ira Starr.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of March 22, 1996, by (i) each person who is known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year and (iii) all directors and executive officers as a group.

                                                                        Shares
                                                                     Beneficially        Percent
                                         Name                          Owned(1)          of Class
                                         ----                          -----             --------
                       Leonard A. Stuart                              1,341,887            20%
                         c/o Stuart Entertainment, Inc.
                         3211 Nebraska Avenue
                         Council Bluffs, Iowa 51501

                       Albert F. Barber                                 900,000            12%
                         c/o Stuart Entertainment, Inc.
                         3211 Nebraska Avenue
                         Council Bluffs, Iowa 51501

                       Timothy R. Stuart                                295,500             4%

                       Clement F. Chantiam                              107,500             2%

                       Perry Lewis(2)                                 3,915,435            52%
                         c/o MLGA Fund II, L.P.
                         Two Greenwich Plaza
                         Greenwich, Connecticut 06830

                       Ira Starr(2)                                   3,907,935            52%
                         c/o MLGA Fund II, L.P.
                         Two Greenwich Plaza
                         Greenwich, Connecticut 06830

                       Sangwoo Ahn(2)(3)                              3,940,435            53%
                          c/o MLGA Fund II, L.P.
                          Two Greenwich Plaza
                          Greenwich, Connecticut 06830
                                                                                           52%
                       Bingo Holdings, Inc.                           3,905,435
                       Two Greenwich Plaza
                       Greenwich, Connecticut 06830


                       All executive officers and directors as        6,927,822            76%
                       a group (15 persons)

      -----------------
       *Less than one percent.

      (1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares which may be acquired pursuant to stock options or warrants exercisable within 60 days of March 22, 1996: Mr. Barber, 900,000 shares, Mr. Leonard A. Stuart, 100,000 shares; Mr. Timothy R. Stuart, 272,500 shares; Mr. Chantiam, 82,500 shares; Mr. Lewis 775,000 shares; Mr. Ahn, 775,000 shares; Mr. Starr 775,000 shares; Bingo Holdings, Inc., 775,000 shares; and all executive officers and directors as a group, 2,427,400 shares.

      (2) Includes 3,130,435 shares owned by Bingo Holdings, Inc. and 775,000 shares owned by Bingo Holdings, Inc. pursuant to a currently exercisable warrant. The Shareholders of Bingo Holdings, Inc., are MLGA Fund II,
      L.P. and MLGAL Partners, L.P. The general partner of MLGA Fund II, L.P. is MLGAL Partners, L.P. Messrs. Lewis, Starr and Ahn are general partners of MLGAL Partners, L.P. and may be deemed to beneficially own these shares. Messrs. Lewis, Starr and Ahn disclaim any beneficial interest in all shares owed by Bingo Holdings, Inc.

      (3) Includes 15,000 shares owned by Mr. Ahn's children and 10,000 shares owned by a family limited partnership. Mr. Ahn disclaims any beneficial interest in all shares owned by his children and the family limited partnership.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF BINGO PRESS & SPECIALTY LIMITED

         Pursuant to the LSA Agreement, the Subsidiary acquired 116 Class B shares (the "Class B Shares") of LSA for $30,000,000. Immediately thereafter, LSA purchased from Mr. Stuart 136 Class A shares (the "Class A Shares") of LSA for cancellation at which time the Class B Shares were the only shares of capital stock of LSA outstanding. In exchange for the Class A Shares, LSA paid Mr. Stuart $35,000,000, subject to adjustment, as follows: (i) $30,000,000 in immediately available funds; and (ii) a subordinated note of LSA in the principal amount of $5,000,000 (the "LSA Note"). Following the purchase of the Class A Shares and pursuant to a put agreement executed by the Company and Mr. Stuart, Mr. Stuart exchanged the LSA Note for (i) a senior subordinated note of the Company in the principal amount of $5,000,000, which bears interest at 10% and matures on March 31, 2000 (the "SEI Note") and (ii) warrants to purchase 100,000 shares of the Company's $.01 par value common stock at an exercise price of $5.75 per share. Subsequent to the Acquisition, and pursuant to the results of a post-closing audit, the Company was obligated to pay Mr. Stuart an additional $1,642,000 as a purchase price adjustment. The net balance due Mr. Stuart at December 31, 1995 is $458,000 which will accrue interest at 2 1/4% over the prime rate shown in The Wall Street Journal. The Company received a fairness opinion to the effect that the consideration paid to Mr. Stuart was fair, from a financial point of view to the Company.

KENNETH STUART

         Kenneth Stuart ("K. Stuart") is the brother of Leonard Stuart. K. Stuart is retained by the Company as an independent consultant for sales, marketing and development of ink products. During 1995, K. Stuart earned commissions totaling approximately $221,000.

BINGO SYSTEMS AND SUPPLY, INC.

         Effective January 1, 1993, the Company sold its investment in 49% of the outstanding common stock of Bingo Systems and Supply, Inc. ("Bingo Systems") to Bingo Systems in exchange for a promissory note ("Bingo Systems Note") in the principal amount of $225,000. The Bingo Systems Note is payable over a five-year period and bears interest at a rate of one percent above the Company's borrowing rate on its short-term line of credit. The Company's investment in the Bingo Systems stock totaled $150,000. The Bingo Systems Note is secured by: (i) a subordinated security interest in all of the assets of Bingo Systems; (ii) a personal guaranty by the owner of all of the outstanding common stock of Bingo Systems; and (iii) a pledge of all the outstanding common stock of Bingo Systems. The balance of the Bingo Systems Note at December 31, 1995 was $106,000. Sales to Bingo Systems in 1995 totalled approximately $2,750,000.

         The Company has an inventory purchase agreement with a bank to support Bingo Systems in its bank financing. The agreement provides that in the event that the bank obtains title to the inventory of Bingo Systems through foreclosure, the Company would be required to repurchase up to $450,000 of selected inventory previously sold by the Company to Bingo Systems. The purchase price would be the price that Bingo Systems had paid to the Company for such inventory. The Company would have a right of first refusal if the bank receives a bona fide written offer from a third party to purchase the foreclosed inventory. This agreement superseded similar prior agreements between the Company and the bank.

CREDIT AGREEMENT

         In connection with the Company entering into the Fourth Amendment to Credit Agreement with its two major banks, which increased the maximum amount available under the Revolving Facility from $20,000,000 to $23,000,000, Mr. Stuart and MLGAL Partners, Limited Partnership, of which Messrs. Lewis, Ahn and Starr are general partners, guaranteed the payment of all amounts under the Revolving Facility in excess of $20,000,000.

OTHER TRANSACTIONS

         In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Mr. Stuart. In exchange for assets sold, the Company received a promissory note ("Bingo Video Note") totaling $262,000. The Bingo Video Note bears interest at a rate of one percent above the Company's borrowing rate on its short-term line of credit, is collateralized by the assets of Bingo Video and is guaranteed by Mr. Stuart's brother-in-law and Len Stuart & Associates, Inc., a U.S. company owned by Mr. Stuart. The principal balance of the Bingo Video Note at December 31, 1995 was $173,000. Sales to Bingo Video in 1995 totaled approximately $912,000.

         Sales to Bingo Video were made at prices generally charged to the Company's largest customers.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.

         (a)     The following documents are filed as part of this Report:

         1. FINANCIAL STATEMENTS. See Index to Financial Statements on page F-1 of this Report.

         2. FINANCIAL STATEMENT SCHEDULES. See Index to Financial Statements on page F-1 of this Report. All other schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or notes thereto.

         3. EXHIBITS. See the Index to Exhibits appearing at the end of this Report.

         (b)     Reports on Form 8-K

         1. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STUART ENTERTAINMENT, INC.


Dated: March 25, 1996                      By /s/ Timothy R. Stuart
                                              --------------------------
                                                  Timothy R. Stuart, President

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



                        Signature                               Title                           Date
                        ---------                               -----                           ----
            /s/ Leonard A. Stuart               Chairman of the Board                      March 27, 1996
            ----------------------------------
            Leonard A. Stuart



            /s/ Albert F. Barber                Vice Chairman of the Board and             March 27, 1996
            ----------------------------------  Chief Executive Officer
            Albert F. Barber




            /s/ Timothy R. Stuart               President, Chief Operating                 March 25, 1996
            ----------------------------------  Officer and Director
            Timothy R. Stuart




            /s/ Paul C. Tunink                  Vice President Finance,                    March 25, 1996
            ----------------------------------  Treasurer and
            Paul C. Tunink                      Chief Financial Officer


            /s/ Perry J. Lewis                  Director                                   March 27, 1996
            ----------------------------------
            Perry J. Lewis



            /s/ Sangwoo Ahn                     Director                                   March 27, 1996
            ----------------------------------
            Sangwoo Ahn



            /s/ Ira Starr                       Director                                   March 27, 1996
            ----------------------------------
            Ira Starr

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
           AS OF AND FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                        PAGE
                                                                        ----

Independent Auditors' Report                                             F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1995, 1994 and 1993                                       F-3

Consolidated Balance Sheets as of December 31, 1995 and 1994         F-4 to F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1995, 1994 and 1993                                       F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                       F-7

Notes to Consolidated Financial Statements                           F-8 to F-34

Financial Statement Schedules:                                           F-35
   Schedule II Valuation and Qualifying accounts

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stuart Entertainment, Inc.
Council Bluffs, Iowa


We have audited the accompanying consolidated balance sheets of Stuart Entertainment, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stuart Entertainment, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in January 1993.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 25, 1996

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND
               1993 (Dollars in thousands, except per share data)

                                                              1995          1994         1993
                                                           ----------    ----------    ----------
NET SALES                                                  $  109,882    $   59,158    $   53,937

COST OF GOODS SOLD                                             74,722        42,987        40,167
                                                           ----------    ----------    ----------

GROSS MARGIN                                                   35,160        16,171        13,770

OTHER EXPENSES AND INCOME:
  Selling, general and administrative expenses                 26,581        14,323        11,470
  Amortization of goodwill                                        878            96            61
  Equity in (earnings) losses of joint ventures (Note 8)         (129)          980           705
  Termination of Consulting Agreement (Note 10)                  --           2,000          --
  Interest expense, net                                         4,448         1,045           775
  United Kingdom charge (Note 8)                                  819          --            --
                                                           ----------    ----------    ----------

Other Expenses and Income - Net                                32,597        18,444        13,011
                                                           ----------    ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                               2,563        (2,273)          759

INCOME TAX PROVISION (BENEFIT) (Note 6)                         1,777          (665)          247
                                                           ----------    ----------    ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               786        (1,608)          512

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Note 1)                                  --            --             187
                                                           ----------    ----------    ----------

NET INCOME (LOSS)                                          $      786    $   (1,608)   $      699
                                                           ==========    ==========    ==========

EARNINGS (LOSS) PER SHARE: (NOTE 1)

  Income (loss) before cumulative effect of change
    in accounting principle - primary                      $     0.12    $    (0.45)   $      .15
  Cumulative effect of change in accounting principle              --          --             .05
  Earnings (loss) per share - primary                      $     0.12    $    (0.45)   $      .20
                                                           ==========    ==========    ==========
  Average Common and Common
    Equivalent Shares Outstanding-primary                   6,705,904     3,560,848     3,524,112
                                                           ==========    ==========    ==========
  Income (loss) before cumulative effect of change
     in accounting principle - fully dilutive              $     0.11   $     (0.45)   $      .15
  Cumulative effect of change in accounting principle              --          --             .05
                                                           ----------   -----------    ----------
  Earnings (loss) per share - fully dilutive               $     0.11   $     (0.45)   $      .20
                                                           ==========   ===========    ==========
  Average Common and Common
    Equivalent Shares Outstanding-fully dilutive            7,053,222     3,560,848     3,524,112
                                                           ==========    ==========    ==========

See Notes to Consolidated Financial Statements.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (Dollars in thousands)


                  ASSETS                                         1995        1994
                                                               --------    --------
CURRENT ASSETS:
  Cash                                                         $    943    $  2,116
  Receivables:
    Trade receivables, less allowance for doubtful
     accounts of $2,086 and $1,598, respectively:
      Related parties                                             1,014         838
      Other                                                      17,202      14,163
    Current portion of notes receivable, less allowance
      for doubtful accounts of $199 and $199, respectively:
      Related parties                                                30          30
      Other                                                       1,123         731
  Inventories (Note 3)                                           21,982      16,103
  Refundable income taxes                                          --           225
  Deferred income taxes (Note 6)                                  1,746       1,665
  Prepaid expenses and other                                        547         388
                                                               --------    --------
Total Current Assets                                             44,587      36,259

PROPERTY, PLANT AND EQUIPMENT (Note 5):
  Land and buildings                                              4,950       4,710
  Equipment                                                      29,262      24,520
                                                               --------    --------
  Total                                                          34,212      29,230
  Less accumulated depreciation                                 (13,095)     (9,387)
                                                               --------    --------
Property, Plant and Equipment - Net                              21,117      19,843


OTHER ASSETS:
  Notes receivable, less allowance for doubtful
    accounts of $124 and $423, respectively:
    Related parties                                                 143         172
    Other                                                         1,118       1,194
  Goodwill, less accumulated amortization of
    $1,209 and $426, respectively (Note 2)                       29,194      28,958
  Investment in joint ventures (Note 8)                              56         155
  Deferred financing costs, net of accumulated
    amortization of $375 and $16, respectively                    1,660       1,613
  Other investments and assets                                    1,119         783
                                                               --------    --------
Total Other Assets                                               33,290      32,875
                                                               --------    --------

TOTAL ASSETS                                                   $ 98,994    $ 88,977
                                                               ========    ========


See Notes to Consolidated Financial Statements.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994
                             (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                               1995        1994
                                                                  -------     -------
CURRENT LIABILITIES:

Current portion of long-term debt (Note 5)                        $ 7,897    $ 6,482
Bazaar Purchase Price Adjustment (Note 2)                             710      1,642
Trade payables:
  Related parties                                                      --        276
  Other                                                            12,512     10,180
Accrued payroll and benefits                                        1,967      1,597
Other accrued liabilities                                             900      1,476
Income taxes payable                                                  543         --
  Deferred taxes (Note 6)                                              40        152
                                                                  -------    -------
Total Currrent Liabilities                                         24,569     21,805

LONG-TERM DEBT: (Note 5)
  Related parties                                                   5,000      5,000
  Other                                                            34,586     29,416
                                                                  -------    -------
Total Long-Term Debt                                               39,586     34,416

DEFERRED INCOME TAXES (Note 6)                                      2,594      2,270

DEFERRED INCOME (Note 11)                                             205        333

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY: (Notes 1, 2, 5 and 7 )
  Common stock - $.01 par value; 20,000,000 shares authorized;
    6,753,309 and 6,595,048 shares outstanding, respectively           68         66
  Additional paid-in capital                                       26,384     25,776
  Retained earnings                                                 5,525      4,739
  Treasury stock (56,260 shares at cost)                             (189)      (189)
  Cumulative translation adjustment, net of deferred income taxes     252       (239)
                                                                  -------    -------


Total Stockholders' Equity                                         32,040     30,153
                                                                  -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $98,994    $88,977
                                                                  =======    =======


See Notes to Consolidated Financial Statements.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)

                                                  ADDITIONAL                           CUMULATIVE
                                        COMMON     PAID-IN     RETAINED    TREASURY    TRANSLATION
                                        STOCK      CAPITAL     EARNINGS     STOCK      ADJUSTMENT       TOTAL
                                      --------    ----------  ----------   --------    -----------     --------
BALANCE, JANUARY 1, 1993              $     34     $  8,675    $  5,648    $   (189)           --      $ 14,168

Net income                                  --           --         699          --            --           699
Issuance of 37,810 shares                    1          118          --          --            --           119
Paid-in capital from non-qualified
  stock options issued (Note 7)             --           99          --          --            --            99
Income tax benefit on stock
  options exercised (Note 7)                --           55          --          --            --            55
                                      --------     --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 1993                  35        8,947       6,347        (189)           --        15,140

Net loss                                    --           --      (1,608)         --            --        (1,608)
Issuance of 3,000 shares from
  exercise of stock options                 --            9          --          --            --             9
Issuance of 3,130,435 shares, and
    warrants on 775,000 shares, net
    of issuance costs of $1,344             31       16,625          --          --            --        16,656
Issuance of warrants on 100,000
    shares to Mr. Stuart                    --          144          --          --            --           144
Translation adjustment, net of
    deferred taxes of $134 (Note 1)         --           --          --          --      $   (239)         (239)
Paid-in capital from non-qualified
  stock options issued (Note 7)             --           51          --          --            --            51
                                      --------     --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 1994                  66       25,776       4,739        (189)         (239)       30,153

Net Income                                  --           --         786          --            --           786
Issuance of 102,609 shares from
  exercise of stock options                  1          251          --          --            --           252
Income tax benefit on stock options
    exercised (Note 7)                      --           25          --          --            --            25
Translation adjustment, net of
    deferred taxes of $276 (Note 1)         --           --          --          --           491           491
Issuance of 55,652 shares in
    connection with the acquisition
    of Reliable Corporation, net of
    issuance costs of $6                     1          313          --          --            --           314
Paid-in capital from non-qualified
  stock options issued (Note 7)             --           19          --          --            --            19
                                      --------     --------    --------    --------      --------      --------

BALANCE, DECEMBER 31, 1995            $     68     $ 26,384    $  5,525    $   (189)     $    252      $ 32,040
                                      ========     ========    ========    ========      ========      ========


See Notes to Consolidated Financial Statements.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)

                                                             1995       1994       1993
                                                           -------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $   786    $ (1,608)   $    699
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Cumulative effect of change in accounting principle       --          --          (187)
    Payment on Termination Agreement                        (1,200)       --          --
    Depreciation and amortization                            4,617       1,935       1,593
    Amortization of debt financing fees                        356        --          --
    Provision for doubtful accounts                            543       1,287         397
    Termination of Consulting Agreement (Note 10)             --         2,000        --
    Equity in (earnings) losses of joint ventures             (129)        980         705
    Deferred income taxes                                     (221)     (1,250)        220
    Other non-cash expenses - net                              508       1,234         204
    Change in operating working capital items, net of
      amounts from acquisitions (Note 14)                   (7,050)     (3,470)     (4,143)
                                                           -------    --------    --------
Net cash provided by (used in) operating activities         (1,790)      1,202        (512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Bazaar (Note 2):
  Payment to Mr. Stuart for stock of LSA                      --       (30,000)       --
  Cash balance of Bazaar at date of Acquisition               --         1,026        --
  Costs of acquisition paid                                   --          (609)       (246)
Capital expenditures                                        (1,317)       (818)       (254)
Proceeds from disposals                                        138          43          12
Payments received on notes receivable                        1,261       1,052       1,031
Investment in joint ventures prior to Acquisition             --          (856)     (1,028)
Cost of acquisition of LSA                                    (274)       --          --
Investment in distributor                                     (116)       --          (100)
Acquisition of Reliable                                       (295)       --          --
Other                                                          (79)       (234)         (5)
                                                           -------    --------    --------
Net cash used in investing activities                         (682)    (30,396)       (590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on old lines of credit              --        (9,651)      2,815
Borrowings under Revolving Facilities                        8,052      12,728        --
Costs of debt financing                                       (375)     (1,644)       --
Proceeds from additions to long-term debt                     --        15,000          90
Payments on term facility                                   (3,023)       --          --
Payments on long-term debt                                  (3,081)     (2,276)     (2,059)
Payments on LSA Purchase Price Adjustment
Proceeds from sale of common stock (Note 2)                   (932)     18,000        --
Proceeds from issuance of long-term debt                       348        --          --
Proceeds from exercise of stock options                        277        --          --
Costs of stock issuance paid                                    (6)     (1,344)       --
Proceeds from other issuances of common stock                 --             9          99
                                                           -------    --------    --------
Net cash provided by financing activities                    1,260      30,822         945

Effect of currency exchange rate changes on cash of
  foreign subsidiaries                                          39         (24)       --
                                                           -------    --------    --------


NET INCREASE (DECREASE)  IN CASH                             1,173       1,604        (157)
CASH AT BEGINNING OF YEAR                                    2,116         512         669
                                                           -------    --------    --------

CASH AT END OF YEAR                                        $   943    $  2,116    $    512
                                                           =======    ========    ========


See Notes to Consolidated Financial Statements.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.      SUMMARY OF ACCOUNTING POLICIES:

NATURE OF OPERATIONS - Stuart Entertainment, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in manufacturing and distributing a complete line of bingo cards, break-open tickets, ink markers, electronic equipment, supplies, and accessories. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, military clubs and other similar organizations, primarily non-profit, which use such products to raise money and provide entertainment. To a lesser extent the Company's products are also sold to charitable and commercial bingo halls and to governmental lottery agencies through company-owned retail locations located in Canada, mail order catalogs and promotional flyers. The Company is also engaged in the manufacture and distribution of electronic gaming equipment, primarily for the Company's bingo markets.

CONSOLIDATION - The consolidated financial statements include the Company, its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant intercompany transactions and balances have been eliminated in consolidation.

EARNINGS PER SHARE - The number of shares used in the computation of primary and fully diluted earnings per share for the years ended December 31, 1995, 1994 and 1993 is based upon the weighted average number of shares outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT - The financial statements and transactions of Bingo Press & Specialty Limited and Stuart Entertainment Limited are maintained in their functional currency [Canadian dollars (C$) and British pounds ((pound)), respectively] and translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"). Assets and liabilities are translated at current exchange rates in effect at the balance sheet date and stockholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Canadian dollar and British pound financial statements into U.S. dollars, are accumulated in a separate component of stockholders' equity in accordance with SFAS 52.

The financial statements and transactions of Stuart Entertainment S.A. de C.V. (recorded in Mexican pesos) have been remeasured into U.S. dollars in accordance with SFAS 52. Assets and liabilities are remeasured at the end of period exchange rates, except for inventory, property and stockholders' equity which are remeasured at historical exchange rates. The statement of operations has been remeasured at average exchange rates for the period, except for cost of sales and depreciation which have

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

1.      SUMMARY OF ACCOUNTING POLICIES: (CONTINUED)

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT: (CONTINUED)

been remeasured at historical exchange rates. Gains and losses from remeasurement are recognized currently in operations. For the years ended December 31, 1995 and 1994, the Company recognized a remeasurement loss of $547,000 and $18,000, respectively.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment used in operations are stated at cost and are depreciated over the estimated useful lives (two to thirty years) using the straight-line method.

INVESTMENTS - Investments in the common stock of certain affiliated companies are accounted for using the equity method unless application of the cost method provides substantially similar results. In those circumstances, the cost method is used.

DEFERRED FINANCING FEES - Costs incurred relating to the Credit Agreement (see
Note 5) are being amortized to interest expense using the straight-line method over the five-year term of the Credit Agreement.

GOODWILL - Goodwill from the acquisition of Bingo Press & Specialty Limited is amortized on a straight-line basis over a forty year period (see Note 2). Goodwill from other transactions is amortized on a straight-line basis over periods ranging from ten years to forty years.

The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company recognized an impairment of goodwill in 1995, included in a one-time pre-tax charge, relating to the discontinuation of its manufacturing operations in the United Kingdom (see Note 8).

INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The adoption of SFAS 109 changed the Company's method for accounting for income taxes from the deferred method (under APB No. 11) to an asset and liability approach. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of certain assets and liabilities.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

1.      SUMMARY OF ACCOUNTING POLICIES: (CONTINUED)

INCOME TAXES: (CONTINUED)

In adopting SFAS No. 109, the Company did not restate the financial statements of prior years, but recorded a positive cumulative effect on net income from this change in accounting principle of $187,000 as of January 1, 1993.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs ("R&D costs") are charged to expense when incurred. During the years ended December 31, 1995, 1994 and 1993, R&D costs totalling approximately $745,000 , $784,000, and $685,000, respectively, were charged to expense.

USE OF ESTIMATES - The consolidated financial statements of the Company include estimates and assumptions related to certain assets, liabilities, revenues and expenses and the disclosure of certain contingent assets and liabilities. Actual future results may differ from such estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board (FASB) issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," which establishes methods for determining when an impairment of long-lived assets has occurred and for measuring the impairment of long-lived assets. The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, employers to adopt a fair value method of accounting for employee stock-based compensation, and which requires increased stock-based compensation disclosures. The Company does not intend to elect expense recognition for stock options. Both statements are effective for the Company on January 1, 1996. Implementation of these Statements is not expected to have a material adverse effect on the Company's results of operations or financial condition.

RECLASSIFICATIONS - Certain reclassifications were made to the 1993 and 1994 financial statements to conform to the 1995 presentations. All amounts shown are in U.S. dollars, unless otherwise noted.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

2.      ACQUISITIONS:

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

The total purchase price was $36,786,000, consisting of the following: i) payment of $30,000,000 cash at closing, ii) issuance of a senior subordinated note for $5,000,000 (see Note 5), iii) issuance of warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $5.75 per share (valued by the Company at $144,000) and iv) the Bazaar Purchase Price Adjustment (as defined below). In connection with the Acquisition, the Company incurred $1,129,000 of transaction costs.

The LSA Agreement required an adjustment to the purchase price ("Bazaar Purchase Price Adjustment") to the extent that the Consolidated Net Book Value (as defined in the LSA Agreement) of LSA and its subsidiaries on September 30, 1994 was more or less, respectively, than the Consolidated Net Book Value of LSA and its subsidiaries on December 31, 1993. The Bazaar Purchase Price Adjustment was determined to be $1,642,000.

To partially finance the Acquisition, the Company entered into an agreement with MLGA Fund II, L.P. and Bingo Holdings Inc., affiliates of the investment banking firm of Morgan Lewis Githens & Ahn, Inc. ("MLGA, Inc."), whereby Bingo Holdings Inc. purchased i) 3,130,435 newly issued shares of the Company's common stock for $5.75 per share and ii) received warrants to acquire 775,000 shares of the Company's common stock at an exercise price of $5.75 per share, for an aggregate purchase price of $18,000,000 (the "Equity Financing"). With the net proceeds from the Equity Financing and amounts borrowed under the Credit Agreement (see
Note 5), the Company acquired LSA.

The Acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $27,316,000.

The results of operations of Bazaar have been consolidated since the date of the Acquisition.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

2.      ACQUISITIONS: (CONTINUED)

BINGO PRESS & SPECIALTY LIMITED: (CONTINUED)

The following pro forma condensed consolidated statements of operations for the years ended December 31, 1994 and 1993 give effect to the Acquisition and the Equity and Debt Financing as if such transactions had occurred as of the beginning of each period presented. The pro forma condensed consolidated statements of income do not purport to represent what the Company's results of operations would have been if such transactions had in fact occurred on such dates and should not be viewed as predictive of the Company's financial results in the future.


                                                   Pro Forma     Pro Forma
                                                  Year Ended    Year Ended
                                                  December 31,  December 31,
(Dollars in thousands, except per share data)        1994           1993
- ---------------------------------------------     -----------   ------------
Net Sales:                                        $   94,788     $   90,933


Net Earnings (Loss):                              $     (807)    $    1,259


Earnings per Share:                               $    (0.12)    $     0.18


Average Common and Common Equivalent
  Shares Outstanding                               6,537,000      7,016,000


                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

BINGO PRESS & SPECIALTY LIMITED: (CONTINUED)

The pro forma results above do not include the following non-recurring charges that were included in the results of operations after the date of the
Acquisition:

i) In accordance with the application of purchase accounting to the assets of Bazaar, the finished goods of Bazaar were recorded at sales value less costs to sell and a reasonable margin on the costs to sell. This resulted in the write-up of finished goods inventory of Bazaar by approximately $879,000, which was included in cost of goods sold in 1994 and 1995 as the finished goods were sold during those periods.

ii) The Company incurred and expensed approximately $329,000 in employment costs related to new executives of the Company during the year ended December 31, 1994. These costs are not expected to be recurring costs of the Company.

The Company and Bazaar sold merchandise to each other prior to the Acquisition. The Company's sales to and purchases from Bazaar were as follows:


                                            Period from
                                            January 1 to            Year Ended
                                            December 13,            December 31,
         (Dollars in thousands)                1994                     1993
         ----------------------             ------------            ------------
         Sales                                 $1,521                 $1,316
         Purchases                             $  713                 $  212


THE RELIABLE CORPORATION OF AMERICA, INC.:

On January 10, 1995, the Company acquired i) substantially all of the assets and assumed substantially all existing liabilities (the "Net Assets") from The Reliable Corporation of America, Inc. ("Reliable") and ii) two presses owned by one of Reliable's shareholders (the "Presses").

The total purchase price paid for the Net Assets and the Presses was $1,300,000, subject to adjustment. The purchase price was paid as follows: i) $200,000 paid in cash, ii) $320,000 paid through the issuance of 55,652 shares of the Company's common stock valued at $5.75 per share, and iii) $780,000 in the form of a promissory note with equal principal payments over 90 months plus accrued interest at a rate of 1% over national prime. The balance on the promissory note was $684,667 with an interest rate of 9.75% at December 31, 1995.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

2.      ACQUISITIONS: (CONTINUED)

THE RELIABLE CORPORATION OF AMERICA, INC.: (CONTINUED)

The Company entered into non-competition agreements with the shareholders of Reliable. Under these agreements, the Company will make monthly payments of approximately $5,000 for 90 months to the Reliable shareholders. The present value of these payments at December 31, 1995 (using a 9% discount factor) is $270,000. The Company also entered into an employment agreement with the President of Reliable which was subsequently terminated by mutual consent.

The pro forma condensed consolidated statements of operations for the years ended December 31, 1994 and 1993 giving effect to the acquisition of Bazaar and Reliable is substantially the same as the pro forma statements presented earlier for the acquisition of Bazaar alone.

OTHER ACQUISITIONS:

During 1993, the Company acquired 49% of the outstanding stock of a distributor of bingo and other fund raising supplies. The total consideration given for the stock of this company was $322,000, which included a promissory note in the amount of $222,000 and cash consideration of $100,000.

3.      INVENTORIES:

Inventories consisted of the following at December 31:

         (Dollars in thousands)                  1995           1994
          --------------------               -----------      ---------
         Raw materials                       $     3,517      $   4,380
         Work-in-process                           5,056          2,418
         Finished goods                           13,409          9,305
                                             -----------      ---------
           Total                             $    21,982      $  16,103
                                             ===========      =========


4.       NOTES PAYABLE TO BANK:

The Company had a loan agreement with a regional bank dated August 25, 1993 under which it had a short-term line of credit and could borrow up to $6,650,000, with the actual borrowing limit determined as a percentage of eligible receivables and inventories. Amounts advanced under this line of credit bore interest at the bank's prime rate plus 1/2%. During 1994, the amount available under this short-term line of credit was increased to $7,500,000 and the maturity was extended to January 30, 1995. All amounts outstanding on this line of credit, which totalled $7,289,000, were repaid on December 13, 1994 upon obtaining new financing under the Credit Agreement described below.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

4.      NOTES PAYABLE TO BANK: (CONTINUED)

At the date of the Acquisition, Bazaar had a loan agreement with a Canadian bank under which it had an operating loan, which bore interest at the bank's prime rate plus 1/2%, and a term loan for the payment of income taxes, which bore interest at the bank's prime rate plus 1%. All amounts outstanding on the operating loan and the term loan, which totalled C$5,300,000 ($3,820,000), were repaid on December 13, 1994 upon obtaining the new financing under the Credit Agreement described below.


5.      LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

         (Dollars in thousands)                      1995        1994
          --------------------                      -------    -------
Borrowings under Credit Agreement:
  Revolving Facility                                $20,921    $12,601
  Term Facility                                      12,135     14,840
Subordinated note payable to Mr. Stuart               5,000      5,000
Other term loans and mortgages
  payable to banks                                    2,064      1,208
Obligations under capital leases                      4,669      4,211
Notes payable to others                               2,694      3,038
                                                    -------    -------
    Total                                            47,483     40,898
       Less current portion                           7,897      6,482
                                                    -------    -------
       Total long-term debt                         $39,586    $34,416
                                                    =======    =======

BORROWINGS UNDER CREDIT AGREEMENT:

The Company's bank credit facility is for an aggregate principal amount of up to $38,000,000, with a senior secured revolving line of credit of $23,000,000 (the "Revolving Facility") and a senior secured term loan facility of $15,000,000 (the "Term Facility"). The Revolving Facility and Term Facility are separated into U.S. and Canadian facilities, respectively. The Company increased the maximum available under the Revolving Facility from $20,000,000 at December 31, 1994 to $23,000,000 at December 31, 1995. Any amount outstanding under this $3,000,000 additional amount shall be paid in full at December 31, 1996. The Credit Agreement expires and all other remaining amounts outstanding are due on December 12, 1999.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

5.      LONG-TERM DEBT: (CONTINUED):

BORROWINGS UNDER CREDIT AGREEMENT: (CONTINUED):

Loans under the U.S. Revolving Facility and the U.S. Term Facility can, at the option of the Company, be priced either as i) a Base Rate Loan (at the bank's prime rate plus 1 1/4%) or ii) an Offshore loan (at LIBOR rates plus 2 1/2%). Loans under the Canadian Revolving Facility and the Canadian Term Facility can, at the option of the Company, be priced either as i) a Base Rate Loan (at the bank's Canadian prime rate plus 1 1/4%) or ii) an Offshore Loan (at Bankers Acceptance Rates plus 2 1/2%). Interest payments are due i) monthly on Base Rate Loans or ii) at the end of an Offshore Loan period, which could be from 1 day to 180 days. In addition, the Company pays an unused facility fee of 1/2 of 1% for the portion of the U.S. and Canadian Revolving Facilities that are not used during a particular quarter and a yearly administrative fee of $35,000.

The Credit Agreement requires quarterly principal payments on the Term Facility of $250,000 under the U.S. Term Facility and C$694,000 ($492,000) under the Canadian Term Facility until maturity. No principal payments are required on the Revolving Facility until maturity.

At December 31, 1995 and 1994, loans outstanding on the U.S. Revolving Facility totalled $11,540,000 and $4,800,000, respectively, and loans outstanding on the Canadian Revolving Facility totalled C$12,800,000 ($9,381,000) and C$11,000,000 ($7,801,000), respectively. Weighted average year-end interest rates on the U.S. Revolving Facility and Canadian Revolving Facility at December 31, 1995 were 8.42% and 8.55%, respectively. At December 31, 1995 and 1994, loans outstanding on the U.S. Term Facility totalled $4,000,000 and $5,000,000, respectively, and loans outstanding on the Canadian Term Facility totalled C$11,100,000 ($8,135,000) and C$13,875,000 ($9,840,000), respectively. Interest rates on the
U.S. Term Facility and Canadian Term Facility at December 31, 1995 were 8.44% and 8.55%, respectively.

Amounts outstanding under the Credit Agreement are secured by a perfected first and sole priority lien and perfected security interest in i) a pledge of all of the issued and outstanding stock of the subsidiaries of the Company now owned or hereafter acquired, and ii) all of the real and personal assets of the Company and its subsidiaries except for those assets previously encumbered under existing notes payable and capital lease obligations.

The Credit Agreement contains various covenants for the Company to comply with, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures.

In connection with the Credit Agreement, the Company incurred $375,000 and $1,644,000 of costs for the years ended December 31, 1995 and 1994, respectively.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

5.      LONG-TERM DEBT: (CONTINUED):

SUBORDINATED NOTE PAYABLE TO MR. STUART:

In connection with the Acquisition (Note 2), the Company issued a $5,000,000 senior subordinated note to Mr. Stuart. The note bears interest at 10% (payable quarterly) and matures on March 31, 2000. The note does not require scheduled principal payments. The note is subordinated to the debt under the Credit Agreement.

OTHER TERM LOANS AND MORTGAGES PAYABLE TO BANKS:

On April 30, 1991, the Company executed a $1,200,000 term loan with a local bank to finance the acquisition of a building the Company had been leasing in Council Bluffs, Iowa and the construction of an addition to the building. The note, as renegotiated in 1993, is secured by a mortgage on the building and requires monthly principal and interest payments of $16,000 through October 15, 1998, when the remaining principal balance is due. The note bears interest at a rate of 8.25%. The balance outstanding at December 31, 1995 and 1994 was $790,000 and $901,000, respectively.

Bazaar has several notes payable to banks for mortgages on properties located in the Maritime provinces of Canada. These notes, with a total balance outstanding of $287,000 at December 31, 1995, bear interest at rates ranging from 8.13% to 11.25% and require monthly principal and interest payments of $7,000. The notes have five-year terms (with amortization based on a 25-year schedule) that mature between May 1996 and September 1996. The Company, as is customary in Canada, will continue to renew these notes on a five-year basis until they are paid in full.

OBLIGATIONS UNDER CAPITAL LEASES:

Obligations under capital leases are payable to a number of financial institutions and lenders. Under the terms of the lease agreements, financing for equipment has been provided with lease terms of three to six years. Lease payments are determined based upon simple interest equivalent rate, which range from 7.9% to 15.2%. Ownership of the equipment passes to the Company at the end of the lease term upon payment of a nominal purchase price. During 1995 and 1994, the Company financed the acquisition of property, plant and equipment totalling $2,092,000 and $923,000, respectively, through the assumption of obligations under capital leases. At December 31, 1995, the total cost of assets under capital leases were $6,287,165, net of accumulated depreciation of $2,498,574.

In October 1995, the Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996.

The maximum available under this facility is $5,000,000. At December 31, 1995 $3,813,000 remained available under this facility.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

5.       LONG-TERM DEBT: (CONTINUED):

OBLIGATIONS UNDER CAPITAL LEASES: (CONTINUED):

Future minimum lease payments under capital leases in effect at December 31, 1995 are as follows:

         (Dollars in thousands)
          --------------------
         1996                                          $  2,085
         1997                                             1,548
         1998                                               818
         1999                                               854
         2000                                               222
                                                       --------
         Total                                            5,527
         Less amount representing interest                  858
                                                       --------
         Present value of net minimum lease payments   $  4,669
                                                       ========

NOTES PAYABLE TO OTHERS:

Notes payable to others consist primarily of i) obligations to former owners of companies and/or assets that were acquired by the Company and ii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at December 31, 1995 range from approximately one year to four years. At December 31, 1995, these notes bear interest at fixed and variable rates ranging from 6% to 13.5%.

                                FUTURE PAYMENTS:

Long-term debt, exclusive of obligations under capital leases, matures as follows:


         (Dollars in thousands)
         ----------------------
         1996                                          $  6,200
         1997                                             4,137
         1998                                             4,060
         1999                                            22,808
         2000                                             5,201
         Thereafter                                         408
                                                       --------
         Total                                         $ 42,814
                                                       ========

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

5.       LONG-TERM DEBT: (CONTINUED):

DISCLOSURE ON FAIR VALUE OF LONG-TERM DEBT:

Based on the interest rates and provisions of the Company's long-term debt, the carrying value of the debt approximates its current value.

6.       INCOME TAX PROVISION (BENEFIT):

Income (loss) before income tax provision (benefit) is as follows for the years ended December 31:


         (Dollars in thousands)               1995      1994       1993
         ----------------------              -------   -------    -------
Domestic                                     $ 2,952   $(1,890)   $   759
Foreign                                         (389)     (383)        --
                                             -------   -------    -------
      Total                                  $ 2,563   $(2,273)   $   759
                                             =======   =======    =======


The income tax provision (benefit) is as follows for the years ended December 31:


         (Dollars in thousands)               1995      1994       1993
         ----------------------              -------   -------    -------
Current:
  Federal                                    $ 1,139   $   475    $    19
  Foreign                                        755        47         --
  State                                          104        63          8
                                             -------   -------    -------

Total                                          1,998       585         27
                                             -------   -------    -------

Deferred:
  Domestic                                      (155)   (1,025)       220
  Foreign                                        (66)     (225)        --
                                             -------   -------    -------
Total                                           (221)   (1,250)       220
                                             -------   -------    -------
Total Provision(Benefit)                     $ 1,777   $  (665)   $   247
                                             =======   =======    =======


                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

6.      INCOME TAX PROVISION (BENEFIT): (CONTINUED):

A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

                                                       1995     1994       1993
                                                      -----    ------     ------
Statutory tax rate                                     34.0%    (34.0%)    34.0%
         State income taxes (net
           of federal benefit)                          2.3      (2.0)      2.3
         Foreign tax rates in excess
           of U.S. federal rates                        4.5       (.8)       --
         Valuation reserve for excess
           losses of U.K. venture                      17.0       7.4        --
         Goodwill amortization                         10.1       1.5       3.0
         Research and development credits                --      (2.1)     (7.5)
         Other                                          1.4        .7        .8
                                                      -----    ------     -----
         Effective tax rate                            69.3%    (29.3%)    32.6%
                                                      =====    ======     =====


Deferred tax assets and (liabilities) are comprised of the following at December 31:


(Dollars in thousands)                                        1995         1994
- ----------------------                                     --------      --------
Current Deferred Income Tax Assets:
  Allowance for doubtful accounts                          $    458      $    571
  Inventory reserves and adjustments                            436           327
  Non-deductible accrued liabilities                            803           767
  Other                                                          49            --
                                                           --------      --------
                                                           $  1,746      $  1,665
                                                           ========      ========

Current Deferred Income Tax Liability:
  Write-up of Canadian inventory
  (from purchase accounting)                               $    (40)     $   (152)
                                                           ========      ========

Non-Current Deferred Income Tax Liabilities:
  Difference in basis of property and
    equipment                                              $ (2,495)     $ (2,429)
  Other                                                          43            25
  Cumulative translation adjustment                            (142)          134
  Excess losses of U.K. venture                                 758           322
Valuation reserve                                              (758)         (322)
                                                           --------      --------
Total                                                      $ (2,594)     $ (2,270)
                                                           ========      ========

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $920,000 at December 31, 1995. Those earnings are considered to be indefinitely reinvested and, accordingly, no amount for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

7.      STOCK OPTION PLANS:

The Company had four inactive plans and one active stock option plan during 1995: the 1981 Incentive Stock Option Plan, the 1992 Incentive Stock Option Plan, the 1985 Non-Qualified Stock Option Plan, the 1992 Non-Qualified Stock Option Plan and the 1994 Performance Plan.

The Company adopted the 1981 Incentive Stock Option Plan ("1981 ISO Plan") and the 1992 Incentive Stock Option Plan ("1992 ISO Plan") in order to grant options to certain directors, executive officers and employees, reserving 250,000 and 200,000 shares, respectively, of its common stock for issuance. Options were granted at 100% of market value at the date of grant and became exercisable for up to a ten-year period from the date of grant. The 1981 ISO Plan was terminated on August 18, 1991 and, effective June 3, 1995, options are no longer exercisable. Options are no longer granted under the 1992 ISO Plan.

The Company adopted the 1985 Non-Qualified Stock Option Plan ("1985 NQSO Plan") and the 1992 Non-Qualified Stock Option Plan ("1992 NQSO Plan") for certain directors, executive officers and employees, reserving 200,000 and 100,000 shares, respectively, of its common stock for issuance. Options granted under the 1985 NQSO Plan were exercisable for periods from five to ten years from the date of grant while options granted under the 1992 NQSO Plan were exercisable for a ten-year period from the date of grant. Options under both plans were granted at prices which exceeded or were less than the fair market value of the shares on the date of grant, but were not less than par value. Options are no longer granted under either of these plans.

The 1994 Performance Plan was adopted December 13, 1994 for certain directors, executive officers, employees and consultants. The Company has reserved 2,000,000 shares of its common stock for issuance. Options granted under this plan may be either incentive stock options or non-qualified stock options. Incentive stock options granted are exercisable for up to a ten-year period and at a exercise price equal to the fair market value of the shares on the date of grant. Non-qualified stock options granted are exercisable at prices and over time periods determined by the Stock Option Committee of the Board of Directors. All options granted under this Plan in 1994 and 1995 were non-qualified options. At December 31, 1995 there were 278,600 shares available for grant.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

7.      STOCK OPTION PLANS: (CONTINUED):

A summary of stock option activity during the three years ended December 31 is as follows:

                                                                  1995             1994               1993
                                                               ----------       ----------         ----------
Outstanding at beginning of year                                1,280,250          396,717            194,625
Options granted                                                   824,400          900,000            244,800
Options exercised                                                (102,609)          (3,000)           (35,008)
Options cancelled                                                (119,875)         (13,467)            (7,700)
                                                               ----------       ----------         ----------

Outstanding at end of year                                      1,882,166        1,280,250            396,717
                                                               ==========       ==========         ==========

Range of option prices per share outstanding                 $2.25 - $20.00   $2.25 - $20.00     $2.25 - $7.625
                                                             ==============   ==============     ==============


At December 31, 1995, options for 1,577,667 shares were exercisable. The remaining options become exercisable as follows: 1996 - 159,833 shares; 1997 - 144,666 shares.

During 1995, 1994 and 1993, the Company recognized tax benefits of $25,000, $0 and $55,000, respectively, related to compensation expense recognized for tax purposes on non-qualified stock options exercised during 1995, 1994 and 1993. No related compensation expense for these non-qualified stock options were recorded for financial statement purposes. The amount of the income tax benefit was recorded as additional paid-in capital.

During 1993, the Company granted non-qualified stock options under the 1985 NQSO Plan and the 1992 NQSO Plan where the exercise price at the date of grant was less than the market value of those shares on that date. During 1995, 1994 and 1993, the Company recognized compensation expense and additional paid-in capital for financial statement purposes of $19,000, $51,000 and $55,000, respectively, based on the dates the options were exercisable.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

8.      INVESTMENTS IN JOINT VENTURES:

STUART ENTERTAINMENT MEXICO:

In November 1991, the Company and Bazaar formed a Mexican corporate joint venture named Stuart Entertainment S.A. de C.V. ("Stuart Entertainment Mexico") for the purpose of printing and finishing bingo paper for its owners. During 1995, 1994, and 1993, 100%, 99%, and 98%, respectively, of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company.

Up to the date of the Acquisition (see Note 2), the Company's investment in Stuart Entertainment Mexico was accounted for using the equity method. Under the joint venture agreement, the income or loss for Stuart Entertainment Mexico is allocated to the Company based on the percentage of total production that is sold to the Company. During the period from January 1, 1994 to December 13,

1994 and for the year ended December 31, 1993, the Company recognized losses related to its investment in Stuart Entertainment Mexico of $570,000, and $555,000, respectively.

Stuart Entertainment Mexico is included in the consolidated statements of operations for the period from December 14, 1994 to December 31, 1994, and for the year ended December 31, 1995, and in the consolidated balance sheets as of December 31, 1994 and December 31, 1995.

Summarized results of operations for Stuart Entertainment Mexico (on a stand-alone basis) is as follows for the years ended December 31:


<Captiion>
         (Dollars in thousands)                       1994              1993
         ----------------------                      ------            ------
         Total revenues                              $2,244            $2,086
         Gross margin                                   641               783
         Net income (loss)                             (591)             (583)

STUART ENTERTAINMENT LIMITED:

During 1993, the Company and Bazaar formed a United Kingdom corporate joint venture named Stuart Entertainment Limited ("Stuart Entertainment Limited") for the purpose of selling bingo supplies to the English and European markets.

Up to the date of the Acquisition (see Note 2), the Company's investment in Stuart Entertainment Limited was accounted for using the equity method. During the period from January 1, 1994 to December 13, 1994 and for the year ended December 31, 1993, the Company recognized losses related to its investment in Stuart Entertainment Limited of $415,000 and $150,000, respectively. Operations of Stuart Entertainment Limited is included in the consolidated statements of operations for the period from December 14, 1994 to December 31, 1994 and for the year ended December 31, 1995, and in the consolidated balance sheets as of December 31, 1994 and December 31, 1995.

For the period from January 1, 1994 to December 13, 1994, the Company's sales to Stuart Entertainment Limited were $298,000 and Bazaar's sales to Stuart Entertainment Limited were $685,000.

During the second quarter of 1995, the Company signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This relationship permitted the Company to discontinue its manufacturing operation in the United Kingdom. Under the agreement, Playprint Limited pays royalties to the Company for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink markers. The Company recorded a

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

STUART ENTERTAINMENT LIMITED: (CONTINUED):

one-time pre-tax charge of $819,000 in 1995 related to the costs to shutdown the manufacturing facility in the United Kingdom.

Summarized results of operations for Stuart Entertainment Limited (on a stand-alone basis) is as follows for the years ended December 31:


         (Dollars in thousands)                      1994            1993
         ----------------------                     ------          ------
         Total revenues                             $1,128          $  169
            Gross margin                              (119)            (22)
         Net income (loss)                            (919)           (324)



BRITISH BAZAAR COMPANY LIMITED:

The Company owns 50% of the common shares of British Bazaar Company Limited ("British Bazaar"). British Bazaar manufactures bingo paper and break-open tickets in the Atlantic provinces of Canada. The Company's investment in British Bazaar is accounted for using the equity method. The Company's investment in British Bazaar at December 31, 1995 and 1994 was $259,000 and $155,000, respectively. For the year ended December 31, 1995, and the period from December 14, 1994 to December 31, 1994, the Company recorded equity in earnings of $98,000 and $5,000, respectively, on its investment and had sales of $1,777,000 and $93,000, respectively, to British Bazaar.

The Company guaranteed British Bazaar's operating line of credit at December 31, 1995 and 1994 in the amount of C$350,000 ($248,000) and C$350,000 ($248,000), respectively.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

9.       RELATED PARTY TRANSACTIONS:

S. LACHMAN & SONS, INC.:

An individual who was employed by the Company through June 30, 1993 owns S. Lachman & Sons, Inc. ("Lachman"), a distributorship which purchases a significant amount of product from the Company. Sales to Lachman for the years ended December 31, 1995, 1994, and 1993 were $2,541,000, $2,047,000, and
$1,991,000, respectively. Effective January 1, 1993, the Company entered into an agreement with Lachman whereby the Company granted Lachman the use of a paper printing press owned by the Company. Under the agreement, which has no minimum term but can be terminated by either party upon 30 days written notice, Lachman bears all expenses of operating and maintaining the press and pays the Company a royalty for all the paper printed by the press. Paper printed by Lachman may not be sold in competition with the Company. During the years ended December 31, 1995, 1994 and 1993, the Company recognized royalty income from Lachman of $248,000, $268,000 and $208,000, respectively.

MR. STUART:

In December 1993, Mr. Stuart pledged 100,000 shares of common stock of the Company (which he personally owns) as security for a portion of the bank debt of one of the Company's customers.

At December 31, 1995, Mr. Stuart owed the Company approximately $256,000 for items relating to the Acquisition for amounts paid by the Company or Bazaar on behalf of Mr. Stuart.

KEN STUART:

Ken Stuart, a brother of Mr. Stuart, is retained by the Company as an independent contractor selling ink products. For the years ended December 31, 1995, 1994 and 1993, Ken Stuart earned commissions of $221,000, $292,000 and $156,000, respectively.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

9.       RELATED PARTY TRANSACTIONS: (CONTINUED)

BINGO SYSTEMS AND SUPPLY, INC.:

Effective January 1, 1993, the Company sold its investment in 49% of the outstanding common stock of Bingo Systems and Supply, Inc. ("Bingo Systems") in exchange for a promissory note totalling $225,000. The note is payable over a five-year period and bears interest at a rate of one percent above the Company's borrowing rate on its short-term line of credit. The principal balance of the note at December 31, 1995 and 1994 was $106,000, with $44,000 of the balance classified as current. The Company's investment in the common stock of Bingo Systems totalled $150,000. The gain of $75,000 on the sale of stock is being recorded using the straight-line method over the five-year term of the note.

The Company has an inventory repurchase agreement with a bank to support Bingo Systems in its bank financing. The agreement provides that in the event the bank obtains title to Bingo Systems' inventory through foreclosure, the Company would be required to repurchase up to $450,000 of selected inventory previously sold by the Company to Bingo Systems. The purchase price would be that price paid by Bingo Systems to the Company for such inventory. The Company would have a right of first refusal in the event the bank received a bona fide written offer from a third party to purchase the foreclosed inventory.

During the years ended December 31, 1995, 1994, and 1993, sales to Bingo Systems totalled $2,750,000, $2,791,000, and $2,453,000, respectively.

BINGO VIDEO ENTERTAINMENT, INC.:

In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Mr. Stuart. In exchange for the assets sold, the Company received a promissory note totalling $262,000. The note bears interest at a rate of one percent above the Company's rate on its short-term line of credit and requires monthly principal and interest payments of $4,000. The note is collateralized by the assets of Bingo Video and guaranteed by Mr. Stuart's brother-in-law and by Len Stuart & Associates, Inc., a company owned by Mr. Stuart. The principal balance of the note at December 31, 1995 was $173,000 , with $30,000 of the balance classified as current.

During the years ended December 31, 1995, 1994 and 1993, sales to Bingo Video totalled $912,000, $572,000, and $610,000, respectively.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

9.       RELATED PARTY TRANSACTIONS: (CONTINUED)

OTHER:

In December 1995, the Company amended its credit agreement ("Fourth Amendment to Credit Agreement") with its two major banks which increased the maximum available under the Revolving Facility from $20,000,000 to $23,000,000. Mr. Stuart and MLGAL Partners, Limited Partnership, the Company's major shareholders, are Guarantors under this agreement. The Guarantors are liable to the extent the Company's aggregate principal amount of all outstanding Revolving Loans and the aggregate undrawn face amount of all letters of credit exceed $20,000,000.

10.      TERMINATION OF CONSULTING AGREEMENT:

In March 1993, Video King Gaming Systems, Inc., a wholly-owned subsidiary of the Company ("Video King"), entered into an agreement with Video Gaming Systems of America, Inc. ("VGSA"), whereby VGSA would provide consulting services to Video King relating to the development, improvement, marketing and sales of products to be manufactured by Video King (the "Consulting Agreement"). Under the Consulting Agreement, Video King would pay VGSA $4,000 per month until the cumulative pre-tax income of Video King earned subsequent to December 31, 1992 equals or exceeds ($200,000). At such time, Video King would begin to pay VGSA a sum equal to 20% of the net pre-tax income on sales of Video King products.

On July 29, 1994, the Company, Video King and VGSA amended the Consulting Agreement to provide that the Consulting Agreement would terminate upon the payment of $2,000,000 (the "Option Payment") by the Company to VGSA. On December 7, 1994, the parties signed an agreement to terminate the Consulting Agreement upon the payment of the Option Payment as follows: i) $1,000,000 was paid at closing on January 6, 1995 and ii) $1,000,000 in the form of a promissory note from the Company. The note matures on January 6, 2000, bears interest at 1% over the prime rate stated in The Wall Street Journal (adjusted quarterly) (9.5% at December 31, 1995) and requires quarterly payments of $50,000 principal plus accrued interest. The principal balance of the note at December 31, 1995 and 1994 was $800,000 and $1,000,000, respectively.

11.      SALE-LEASEBACK OF LITTLETON FACILITY:

On August 14, 1986, the Company entered into a sale-leaseback agreement for its facility in Littleton, Colorado. Under the terms of the agreements, the Company is obligated for minimum operating lease payments of approximately $203,000 per year plus certain operating costs through August 1996. The excess of the net sales proceeds over the net book value of the facility at the date of sale was deferred and is being recognized over the period of the lease.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

12.      EMPLOYEE BENEFIT PLANS:

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all of its employees in the United States (the "U.S. Plan"). Eligible employees may contribute up to 15% of their wages, not to exceed a government established maximum. The Company's contribution is the sum of the Company's match of the first 2% of the employee's elective contribution and a discretionary contribution of up to 2% of the wages of all employees eligible under the U.S. Plan. During 1995, 1994 and 1993, the Company's contributions were $157,000, $165,000, and $151,000, respectively.

The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2.50% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2.50%. Eligible employees may contribute an additional amount in excess of the 2.50%, but they are not matched by the Company. For the period from December 14, 1994 to December 31, 1994, and for the year ending December 31, 1995, the Company's contributions were $5,000 and $101,000, respectively.

13.      COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES:

The Company leases certain property and equipment under operating leases with remaining terms ranging from one to five years.

Future minimum lease payments under operating leases in effect at December 31, 1995 are approximately as follows:


                 (Dollars in thousands)
                 ----------------------
                 1996                               $1,958
                 1997                                  972
                 1998                                  811
                 1999                                  483
                 2000                                  483
                                                    ------
                 Total                              $4,707
                                                    ======

Rental expense for the years ended December 31, 1995, 1994 and 1993 was $1,072,000, $841,000, and $736,000, respectively.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

13.      COMMITMENTS AND CONTINGENCIES: (CONTINUED)

SALES OF RECEIVABLES:

The Company sells to a finance company certain installment receivables primarily related to the sale of bingo equipment. The proceeds of such sales totalled $0, $216,000, and $88,000 in 1995, 1994 and 1993, respectively. The finance company has recourse to the Company in the event of default on the installment contract by the purchaser of the equipment. The installment receivables are collateralized by the equipment sold and are guaranteed by the distributor who arranged the sale of the equipment. At December 31, 1995, the Company's potential recourse obligation totalled $150,000.

CONCENTRATION OF ACCOUNTS AND NOTES RECEIVABLE:

The Company's trade receivables and notes receivable are generally due from companies engaged in the distribution of bingo supplies and related products. At December 31, 1995 and 1994, the Company had aggregate trade receivables and notes receivable from significant customers as follows:


                             Number of       Aggregate         Range of
(Dollars in thousands)       Customers      Receivables   Individual Balances
- ----------------------       ---------      -----------   -------------------
December 31, 1995:
  United States                 6             $3,475        $314  - $  827
  Canada                        6             $3,064        $156  - $1,005

December 31, 1994:
  United States                 6             $4,049        $312  - $1,387
  Canada                        4             $1,979        $413  - $  639



INVENTORY REPURCHASE AGREEMENTS:

The Company has inventory repurchase agreements with several banks to support certain distributors in their bank financing. The agreement provides that in the event one of the banks obtains title to the distributor's inventory through foreclosure, the Company would be required to repurchase the Company's own inventory up to i) $450,000 under one agreement and ii) C$305,000 ($216,000) under two other agreements of selected inventory previously sold by the Company to the distributor. The purchase price would be that price paid by the distributor to the Company for such inventory. The Company would have a right of first refusal in the event the bank received a bona fide written offer from a third party to purchase the foreclosed inventory.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

14.      SUPPLEMENTAL CASH FLOW INFORMATION:

OTHER CASH PAYMENTS AND RECEIPTS:


                                                  Years Ended December 31,
                                              -------------------------------
(Dollars in thousands)                         1995        1994         1993
- ----------------------                        ------      ------       ------
Cash payment for interest                     $3,551      $1,087       $  908
Cash payment for income taxes                  1,651       1,155          628
Income tax refunds received                      474         417           --


CHANGES IN OPERATING WORKING CAPITAL ITEMS:

Changes in operating working capital items, net of amounts obtained in the acquisition of Bazaar and Reliable and from the consolidation of the Company's joint ventures, is as follows:

                                                         Years Ended December 31,
                                                ------------------------------------------
(Dollars in thousands)                            1995            1994              1993
- ----------------------                          --------        --------          --------
Trade receivables                               $ (3,960)       $   (462)         $ (2,059)
Inventories                                       (4,905)         (2,660)           (1,316)
Recoverable income taxes                             225            (365)             (628)
Prepaid expenses                                    (133)             49               (46)
Trade payables                                     1,268            (940)             (404)
Accrued liabilities                                  (88)            908               310
Income Taxes Payable                                 543              --                --
                                                --------        --------          --------
  Total Changes in Operating Capital Items      $ (7,050)       $ (3,470)         $ (4,143)
                                                ========        ========          ========


NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the years ended December 31, 1995, 1994 and 1993, the Company financed the acquisition of equipment totalling $2,092,000, $923,000, and $956,000, respectively, through the assumption of obligations under capital leases.

In connection with the acquisition in 1994, the Company i) issued warrants to Mr. Stuart to acquire 100,000 shares of the Company's common stock at an exercise price of $5.75 per share, which were valued at $144,000, ii) issued a subordinated note payable to Mr. Stuart for $5,000,000, and iii)

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

NON-CASH INVESTING AND FINANCING TRANSACTIONS: (CONTINUED):

reflected payables of $1,642,000 for the Bazaar Purchase Price Adjustment and $274,000 for other costs of the Acquisition.

In connection with the Reliable Acquisition, the Company i) assumed Reliable's line of credit and term loan credit facility with a Michigan bank, which totalled $1,237,000, ii) assumed another note payable of $250,000, iii) issued a note payable to the shareholders of Reliable for $780,000 and iv) issued 55,652 shares of the Company's common stock, which was valued at $320,000 or $5.75 per share.

During 1993, the Company i) purchased a 49% interest in a distributor for $100,000 in cash and a promissory note payable of $222,000, ii) issued a promissory note payable of $150,000 in exchange for assets, iii) sold its investment in a distributor for a note receivable of $225,000, and iv) sold certain accounts receivable, inventory and its investment in a subsidiary in exchange for notes receivable of $389,000.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

15.      GEOGRAPHIC FINANCIAL INFORMATION:

The Company operates in one principal industry segment: the manufacturing and selling of supplies and equipment for bingo games and related fund raising activities. The Company's products are sold primarily to distributors for resale to others, which are primarily non-profit organizations.

Geographic financial information for the years ended December 31, 1995 and 1994 are as follows:


(Dollars in thousands)                           1995         1994
- ----------------------                         ---------    ---------
NET SALES:
  United States: Domestic Customers            $  64,112    $  53,734
  Foreign Customers                                1,398        3,611
  Canada                                          43,110        1,742
  United Kingdom                                   1,262           71
                                               ---------    ---------
  Total                                        $ 109,882    $  59,158
                                               =========    =========

INCOME (LOSS) BEFORE INCOME TAXES:
   United States                               $   2,952    $  (1,890)
   Canada                                          1,773         (301)
   United Kingdom                                 (2,162)         (82)
                                               ---------    ---------
   Income (Loss) before Income Taxes           $   2,563    $  (2,273)
                                               =========    =========

IDENTIFIABLE ASSETS:
   United States                               $  45,437    $  39,299
   Canada                                         48,912       44,667
   United Kingdom                                  1,731        2,387
   Mexico                                          2,914        2,624
                                               ---------    ---------
   Total                                       $  98,994    $  88,977
                                               =========    =========

CAPITAL EXPENDITURES:
    United States                              $     706    $     748
    Canada                                           611           70
    United Kingdom                                  --           --

    Total                                      $   1,317    $     818
                                               =========    =========

DEPRECIATION AND AMORTIZATION:
    United States                              $   2,980    $   1,873
    Canada                                         1,405           58
    United Kingdom                                   232            4
                                               ---------    ---------
    Total                                      $   4,617    $   1,935
                                               =========    =========

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

15.      GEOGRAPHIC FINANCIAL INFORMATION: (CONTINUED)

Information provided on Canada and United Kingdom in 1994 reflects operations from December 14, 1994 to December 31, 1994. Geographic information on Mexico is included within amounts for the United States in all categories (except Identifiable Assets) as substantially all of the production of Stuart Entertainment Mexico is sold to customers in the United States and Stuart Entertainment Mexico is not licensed to sell to customers in Mexico. Information for prior years is not included as it all pertained to the United States alone.

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the quarterly results of operations for the years ended December 31, 1995, and 1994 (amounts in thousands, except per share amounts):

                               First      Second        Third      Fourth
                              Quarter     Quarter      Quarter     Quarter       Total
                             ---------   ---------    ---------   ---------    ---------
1995:
Net sales                    $  27,464   $  29,421    $  27,031   $  25,966    $ 109,882
Gross margin                     8,242       9,326        9,206       8,386       35,160
Income before
  income taxes                     709          20        1,164         670        2,563
Net income (loss)                  238        (521)         519         550          786
Earnings (loss) per share:
   Primary                         .04        (.08)         .08         .08          .12
   Fully dilutive                  .04        (.08)         .08         .07          .11

1994:
Net sales                    $  15,428   $  14,851    $  13,660   $  15,219    $  59,158
Gross margin                     4,349       4,301        3,804       3,717       16,171
Income (losses) before
  income taxes                     840         726          337      (4,176)      (2,273)
Net income (loss)                  529         466          211      (2,814)      (1,608)
Earnings (loss) per share:
   Primary                         .15         .13          .06        (.70)        (.45)
   Fully dilutive                  .15         .13          .06        (.70)        (.45)



                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED): (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 1994:

During the three months ended December 31, 1994, the Company had several transactions and adjustments that negatively impacted earnings for the quarter. The pre-tax earnings were impacted by the i) termination of the Consulting Agreement (see Note 10), ii) the $1,050,000 addition to the allowance for doubtful accounts (described in Management's Discussion and Analysis), iii) the operations of Bazaar, which reflected a pre-tax loss of $301,000 due to the impact of purchase accounting (goodwill amortization and gross margin on sales of products in finished goods inventory at the date of the Acquisition), iv) approximately $329,000 of employment costs expensed related to new executives of the Company, v) a valuation reserve established against electronic gaming products in inventory at December 31, 1994 and vi) higher than expected losses for the Company's operations in the United Kingdom.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (Dollars in thousands)


                                            Balance at        Charged to          Net          Balance at
                                            Beginning          Costs and      Changes from         Net         End of
                                              of Year          Expenses       Acquisitions    Charge-Offs       Year
                                            ----------        ----------      ------------    -----------     -------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for Doubtful Accounts:
     Accounts Receivable                     $  1,598          $    643              -          $  (155)*     $ 2,086
     Notes Receivable:
        Current Portion                           199                                                             199
        Non-Current Portion                       423              (100)             -             (199)*         124
                                             --------          --------          ------         -------       -------
   Total                                     $  2,220          $    543              -          $  (354)      $ 2,409
                                             ========          ========                         =======       =======
   Valuation Reserve for Non-
       Current Deferred Income Taxes         $    322          $    436              -               -        $   758
                                             ========          ========          ======         =======       =======
YEAR ENDED DECEMBER 31, 1994:
  Allowance for Doubtful Accounts:
     Accounts Receivable                     $    608          $    665          $  632         $  (307)*     $ 1,598
     Notes Receivable:
        Current Portion                           -                 199              -               -            199
        Non-Current Portion                       -                 423              -               -            423
                                             --------          --------          ------         -------       -------
   Total                                     $    608          $  1,287          $  632         $  (307)      $ 2,220
                                             ========          ========          ======         =======       =======
   Valuation Reserve for Non-Current
     Deferred Income Taxes                   $    -            $    161          $  161         $    -        $   322
                                             ========          ========          ======         =======       =======
YEAR ENDED DECEMBER 31, 1993:
  Allowance for Doubtful Accounts            $    522          $    397          $   -          $  (311)*     $   608
                                             ========          ========          ======         =======       =======


* For the years ended December 31, 1995, 1994 and 1993, "Net Charge-Offs" consists of write-offs of trade and notes receivable, net of subsequent collections.

                                 EXHIBIT INDEX

         Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

         Exhibit No.                                        Description                                      Page
         -----------                                        -----------                                      ----
                3.1      Certificate of Incorporation of the Company, as amended.(7)

                3.2      Amended and Restated Bylaws of the Company.(7)

                4.1      Form of Common Stock Certificate.(6)

                4.2      Securityholders' Agreement, dated December 13, 1994, between Leonard A.
                         Stuart, Bingo Holdings, Inc. and the Company.(7)

              +10.1      Incentive Stock Option Plan of the Company.(1)

              +10.2      Non-Qualified Stock Option Plan of the Company.(2)

               10.3      Lease, dated August 14, 1986, between William E. Osband, Jr. and the
                         Company.(3)

               10.4      Lease, dated February 5, 1993, between Fraccionadora Industrial Del Norte, S.A.
                         de C.V. and Stuart Entertainment, S.A. de C.V.(4)

              +10.5      1992 Non-Qualified Stock Option Plan of Stuart Entertainment, Inc.(4)

              +10.6      1992 Incentive Stock Option Plan of Stuart Entertainment, Inc.(4)

              +10.7      1994 Performance Stock Option Plan of Stuart Entertainment, Inc.(6)

               10.8      Agency Agreement, dated March 14, 1993, between Gala Leisure Limited, Mitre
                         Printing Company Limited, Bingo Press & Specialty Limited and the Company.(5)

               10.9      Consulting Agreement, dated April 4, 1993, between John Douville, Video Gaming
                         Systems of America, Inc. and Video King Gaming Systems, Inc. (the "Consulting
                         Agreement") (5)

         Exhibit No.                                        Description                                      Page
         -----------                                        -----------                                      ----
              +10.10     Employment Agreement, dated December 13, 1994, between Leonard A. Stuart and the Company.(7)

              +10.11     Employment Agreement, dated June 1, 1994, between Albert F. Barber and the
                         Company.(7)

               10.12     Credit Agreement, dated December 13, 1994, between the Company, 1089350
                         Ontario, Inc., Bank of America National Trust and Savings Association, as U.S.
                         Agent and Bank of America Canada, as Canadian Agent and certain other financial institutions.(7)

               10.13     Warrant Certificate, dated December 13, 1994, issued by the Company to Leonard
                         A. Stuart.(7)

               10.14     Warrant Certificate, dated December 13, 1994, issued by the Company to Bingo
                         Holdings, Inc.(7)

               10.15     Subordinated Note, dated December 13, 1994, in the amount of $5,000,000 issued by the Company to Leonard A. Stuart.(7)

               10.16     Agreement, dated December 7, 1994, between the Company, Video King Gaming
                         Systems, Gaming USA, Inc., Video Gaming Systems of America, Inc. and John
                         Douville terminating the Consulting Agreement.(7)

               10.17     Waiver and First Amendment to Credit Agreement, dated as of April 14, 1995.(8)

               10.18     Waiver and Second Amendment to Credit Agreement, dated as of August 31,
                         1995.(9)

               10.19     Third Amendment to Credit Agreement, dated as of August 31, 1995.(9)

               10.20     Assignment and Assumption Agreement, dated as of August 31, 1995 between Stuart
                         Entertainment, Inc., Bank of America Illinois, The Chase Manhattan Bank
                         (National Association) and Bank of America Canada, as agent.(9)

         Exhibit No.                                        Description                                      Page
         -----------                                        -----------                                      ----
               10.21     Assignment and Assumption Agreement dated August 31, 1995 between Bingo Press &
                         Specialty Limited, Bank of America Canada, The Chase Manhattan Bank of Canada
                         and Bank of America Canada, as agent.(9)

               10.22     Fourth Amendment to Credit Agreement, dated as of December 18, 1995.*

               10.23     Guarantee Agreement executed by MLGAL Partners, Limited Partnership, and
                         Leonard A. Stuart.*

               11        Statement regarding Computation of Per Share Earnings.*

               21        Subsidiaries of the Registrant.*

               23        Consent of Deloitte & Touche LLP*

               27        Financial Data Schedule.*

____________________
* Filed herewith.

+ Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this form.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 73746, filed August 20, 1981.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985, File No. 0-10737.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-10737.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-10737.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-10737.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-89962.

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, file No. 0-10737.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file No. 0-10737.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, file No. 0-10737.