Form 10-Q
period 1996-03-31
STUART ENTERTAINMENT INC
filed 1996-05-15
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                  Commission File Number
 March 31, 1996                                               0-10737


                         Stuart Entertainment, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 84-0402207
- ------------------------                                 -----------------------
(State of incorporation)                                    (I.R.S. Employer
                                                          Identification Number)


   3211 Nebraska Avenue, Council Bluffs, IA                       51501
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)


Registrant's Telephone Number, including Area Code:     (712) 323-1488
                                                   -------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]


As of May 1, 1996 there were 6,717,062 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                     INDEX


                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three Months Ended March 31, 1996 and 1995 ..............          3

         Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995 .......................................        4-5

         Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 and 1995..............           6

         Notes to Consolidated Financial Statements................        7-10

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................       11-13

PART II.         OTHER INFORMATION.................................          14

         Signatures................................................          15

         Exhibit Index.............................................          16

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                (Dollars In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                         ------------------


                                                       1996             1995
                                                     --------         --------
NET SALES                                            $26,823          $27,464

COST OF GOODS SOLD                                    18,410           19,222
                                                     -------          -------

GROSS MARGIN                                           8,413            8,242

OTHER EXPENSES AND INCOME:
  Selling, general and administrative expenses         5,388            6,298
  Amortization of goodwill                               208              203
  Interest expense, net                                1,181            1,032
                                                      ------          -------

Other expenses and income, net                         6,777            7,533
                                                      ------          -------

INCOME BEFORE INCOME TAXES                             1,636              709

INCOME TAX PROVISION                                     718              471
                                                      ------          -------

 NET INCOME                                           $  918          $   238
                                                      ======          =======

EARNINGS PER SHARE                                    $  .13          $   .04
                                                      ======          =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                        6,815            6,677
                                                      ======          =======

Note: No dividends were paid or declared during the three months ended March 31, 1996 and 1995.

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Dollars In Thousands)

ASSETS                                             March 31,       December 31,
- ------                                               1996              1995
                                                   --------        --------
                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and Cash Equivalents                        $  1,992         $   943
  Receivables:
    Trade receivables, less allowance
    for doubtful accounts of $1,882 and $2,086,
    respectively:
          Related Parties                             1,071           1,014
          Other                                      19,474          17,202
    Current portion of notes receivable,
      less allowance for doubtful accounts
          of $99 and $199, respectively               1,386           1,153
  Inventories (Note 4)                               21,664          21,982
  Refundable income taxes                               261            - -
  Deferred income taxes                               1,803           1,746
  Prepaid expenses and other                            860             547
                                                   --------         -------

  Total Current Assets                               48,511          44,587

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                  4,972           4,950
  Equipment                                          29,338          29,262
                                                   --------         -------
    Total                                            34,310          34,212
  Less accumulated depreciation                     (13,818)        (13,095)
                                                   --------         -------

  Property, Plant And Equipment, Net                 20,492          21,117

OTHER ASSETS:
 Notes receivable, less allowance for doubtful
    accounts of $124 and $124, respectively           1,127           1,261
  Goodwill, less accumulated amortization
    of $1,380 and $1,209, respectively               29,114          29,194
  Investment in joint venture                           232             259
  Deferred financing costs, less accumulated
    amortization of $481 and $375, respectively       1,558           1,660
  Other investment and assets                           924             916
                                                   --------        --------

  Total Other Assets                                 32,955          33,290
                                                   --------        --------

TOTAL ASSETS                                       $101,958        $ 98,994
                                                   ========        ========

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995
                             (Dollars In Thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY                 March 31,      December 31,
- ------------------------------------                   1996           1995
                                                     --------       --------
                                                     (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)         $  9,538       $  7,897
  Bazaar Purchase Price Adjustment                        710            710
  Trade Payables                                       13,499         12,512
  Accrued payroll and benefits                          1,800          1,967
  Other accrued liabilities                             1,216            900
  Income taxes payable                                    624            543
  Deferred taxes                                           -              40
                                                     --------       --------

  Total Current Liabilities                            27,387         24,569

LONG-TERM DEBT (Note 5)
  Related party                                         5,000          5,000
  Other                                                33,641         34,586
                                                     --------       --------
  Total Long-Term Debt                                 38,641         39,586

DEFERRED INCOME TAXES                                   2,730          2,594

DEFERRED INCOME                                           152            205

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value; 20,000,000
    shares authorized; 6,733,309 and 6,753,309
    shares outstanding, respectively                       68                68
  Additional paid-in capital                           26,485           26,384
  Retained earnings                                     6,443            5,525
  Treasury stock (56,260 shares at cost)                 (189)            (189)
  Cumulative translation adjustment,
    net of deferred income taxes                          241              252
                                                     --------          -------

  Total Stockholders' Equity                           33,048           32,040
                                                     --------          -------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $101,958          $98,994
                                                     ========          =======

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                             (Dollars In Thousands)
                                  (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996         1995
                                                         --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $   918      $   238
    Adjustments to reconcile net income to net
      cash provided by (used in) operating activities:
   Payment on termination of Consulting Agreement              -       (1,000)
   Depreciation and amortization                             862        1,111
   Provision for doubtful accounts                          (311)         151

   Equity in (earnings) losses of joint ventures              84          (15)
   Deferred income taxes                                     (19)        (390)
   Other noncash expenses - net                               62          733
   Change in operating working capital items:
     Trade receivables                                    (2,300)      (2,536)
     Inventories                                             402         (791)
     Trade payables                                          983          966
     Other - net                                            (343)         689
                                                         -------      --------
  Net cash provided by (used in) operating activities        338         (844)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (77)      (1,577)
  Payments received on notes receivable                      184          286
  Costs of acquisition of LSA                                  -         (274)
 Investment in distributor                                     -         (117)
 Acquisition of Reliable                                       -         (296)
     Other                                                   (64)         (21)
                                                         -------      -------
 Net cash used in investing activities                        43       (1,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under Revolving Facility                       2,039         4,253
 Payments on Term Facility                                  (757)        (743)
  Payments on other long-term debt                          (809)        (697)
 Costs on issuance of stock                                    -          (17)

 Proceeds from issuance of long term debt                     95            -
 Proceeds from exercise of stock options                     100            -
                                                         -------      --------
 Net cash provided by financing activities                   668         2,796
 Effect of currency of exchange rate changes on cash
   of foreign subsidiaries                                     -            15
                                                         -------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    1,049           (32)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        943         2,116
                                                                      --------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 1,992      $  2,084
                                                         =======      ========
Interest paid                                            $ 1,091      $  1,150
Income tax paid                                          $   864      $    459

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

         In the opinion of the Company's management, the foregoing consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10- K.

         Certain reclassifications have been made to the 1995 financial statements to conform to those classifications used in 1996.

2.       PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the Company, its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant intercompany transactions and balances have been eliminated in consolidation.

3.       EARNINGS PER SHARE:

         The number of shares used in earnings per share calculations for the three months ended March 31, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.


4.       INVENTORIES:

           Inventories consisted of the following:

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)




                                               March 31,      December 31,
             (Dollars in thousands)              1996             1995
             ----------------------            ---------       ----------
             Raw Materials                     $ 3,466          $  3,517
             Work-In-Process                     4,983             5,056
             Finished Goods                     13,215            13,409
                                               -------          --------

                     Total                     $21,664          $ 21,982
                                               =======          ========


5.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                 March 31,        December 31,
         (Dollars in thousands)                    1996               1995
         ----------------------                ------------       ------------
         Borrowings under Credit Agreement:
           Revolving Facility                     $23,008           $  20,921
           Term Facility                           11,406              12,135
         Subordinated note payable
           to Mr. Stuart                           5,000               5,000
         Other term loans and
           mortgages payable to banks               2,094               2,064
         Obligations under capital leases           4,215               4,669
         Notes payable to others                    2,456               2,694
                                                 --------            --------
         Total                                     48,179              47,483
         Less current portion                       9,538               7,897
                                                 --------            --------
         Total long-term debt                    $ 38,641            $ 39,586
                                                 ========            ========

BORROWINGS UNDER CREDIT AGREEMENT:

The Company's bank credit facility is for an aggregate principal amount of up to $38,000,000, with a senior secured revolving line of credit of $23,000,000 (the "Revolving Facility") and a senior secured term loan facility of $15,000,000 (the "Term Facility"). The Revolving Facility and Term Facility are separated into U.S. and Canadian facilities, respectively. The maximum available under the Revolving Facility was increased by $3,000,000 during 1995 to a total of $23,000,000 at December 31, 1995. Any amount outstanding under this $3,000,000 additional amount shall be paid in full at December 31, 1996. The Credit Agreement expires and all other remaining amounts outstanding are due on December 12, 1999.

At March 31, 1996 and December 31, 1995, loans outstanding on the U.S. Revolving Facility totaled $11,900,000 and $11,540,000 respectively, and

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


loans outstanding on the Canadian Revolving Facility totaled C$15,100,000 ($11,109,000) and C$12,800,000 ($9,381,000), respectively. Weighted average interest rates on the U.S. Revolving Facility and Canadian Revolving Facility at March 31, 1996 and December 31, 1995 were 8.13% and 8.42% respectively. At March 31, 1996 and December 31, 1995, loans outstanding on the U.S. Term facility totaled $3,750,000 and $4,000,000, respectively, and loans outstanding on the Canadian Term Facility totaled C$10,406,000 ($7,656,000) and C$11,100,000($8,135,000) respectively. Weighted average interest rates on the U.S. Term Facility and the Canadian Term Facility at March 31, 1996 and December 31, 1995 were 8.12% and 8.44%, respectively.

The Credit Agreement contains various covenants with which the Company must comply such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. In addition, the Company must complete a Borrowing Base Certificate on a monthly basis beginning May 31, 1996. Amounts outstanding under revolving loans in excess of the borrowing base must be repaid in specific time frames to be determined.

OBLIGATIONS UNDER CAPITAL LEASES

In 1995, the Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996. The maximum available under this facility is $5,000,000. At March 31, 1996 $3,813,000 remained available under this facility.


6.       STUART LETTER OF INTENT TO ACQUIRE TRADE PRODUCTS, INCORPORATED

On April 18, 1996, the Company signed a letter of intent to acquire Trade Products, Incorporated ("Trade"). The Company will purchase substantially all the assets and assume certain liabilities of Trade, a privately held company based in Seattle, the nation's largest maker and marketer of charitable gaming tickets, for approximately $38 million in cash. The acquisition is expected to be financed through either bank financing or the placement of senior or subordinated debt or a combination, thereof. The transaction is subject to a number of conditions and a definitive agreement is anticipated to be completed no later than June 30, 1996.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123., Accounting for Stock-Based Compensation, which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  (Continued)


compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Annual Report on Form 10-K.

8.       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL INFORMATION

In connection with the acquisition of the Net Assets and the Presses from The Reliable Corporation of America ("Reliable"), the Company i)assumed Reliable's line of credit and term loan credit facility with a Michigan bank, which totaled $1,237,000, ii)assumed another note payable of $250,000, iii)issued a note payable to the shareholders' of Reliable for $780,000 and iv)issued 55,652 unregistered shares of the Company's common stock, which was valued at $320,000 ($5.75 per share).

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1996 And March 31, 1995

Net Sales - Net sales in the first quarter of 1996 decreased $641,000 (2.3%) to $26,823,000 from $27,464,000 in the first quarter of 1995. The decrease in sales in the first quarter of 1996 was primarily attributable to shut down of the Company's operations in England which accounted for approximately $338,000 of the total decrease. Excluding the effect of sales from Stuart Entertainment England, comparable sales for the first quarter decreased $303,000, or 1.1%. Sales of ink products decreased $609,000 (20.2%) due in part to the timing of promotional activities. Sales of Video King increased $537,000 (15.9%) due to a significant sale in the first quarter of 1996. Sales of bingo electrical equipment and general merchandise decreased by $466,000 (16.8%) compared to the first quarter 1995. Management currently expects sales of bingo electrical equipment will trend down in 1996 due to increased competition and a more mature market.

Bingo paper units decreased 9.1% in the three-month period ended March 31, 1996 as compared to the three-month period ended March 31, 1995. Break-open ticket units increased 2.8% and ink products experienced unit decreases of 18.5% in the three month period ended March 31, 1996 as compared to the same period in 1995.

The overall slight decline in the core business was primarily attributable to the severe winter weather which adversely affected all retail sales. Overall sale price levels increased for bingo paper while sale price levels for ink and break-open ticket products decreased during the three-month period ended March 31, 1996 compared to the same period in 1995. Bingo paper sale price increased approximately 10.7%. This increase largely reflected raw material price increases, which the Company was not able to offset through other cost reductions. Break-open ticket prices decreased 0.6% during the three month period ending March 31, 1996 and ink product prices increased 2.0% due primarily to a shift in the mix of ink products sold to higher priced products.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, decreased from 70.0% for the three months ended March 31, 1995 to 68.6% for the three months ended March 31, 1996. The decrease in the cost of goods sold percentage is due to i)the application of purchase accounting to the finished goods of Bingo Press and Specialty Limited ("Bazaar") which resulted in a one-time charge of $489,000 in the first quarter of 1995 and ii)improvements in manufacturing efficiencies. These improvements were partially offset by increases in raw material, newsprint paper and general labor rates.

During 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and for packaging. The Company initiated sales price increases on bingo paper during this period however, because of competitive factors, the Company was not able to pass along the full price increases to its customers. Management currently expects the price of paper products to stabilize during 1996.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses decreased $910,000 from $6,298,000 for the three months ended March 31, 1995 to $5,388,000 during the first three months of 1996. SG&A expenses, as a percent of sales, decreased to 20.1% in the first three months of 1996 from 22.9% during the same period of 1995. The decrease
in SG&A expenses was due primarily to three factors:   i)the discontinued
operation of Stuart Entertainment England during 1995; ii)the consolidation synergies related to the acquisition of Bazaar and Reliable; and iii)lower bad debt expense due to an improved composition of accounts receivable aging.

Interest Expense, net - Interest expense (net of interest income) for the three month period March 31, 1996 totaled $1,181,000 compared with $1,032,000 in the same period in 1995. The increase of $149,000 was due to higher borrowing levels for the period ended March 31, 1996 compared to March 31, 1995, which was partially offset by lower interest rates for the same period.

Net Income - Net Income for the three month period ended March 31, 1996 was $918,000 ($.13 per share) compared with net income of $238,000 ($.04 per share) for the same period in 1995.

Results for the prior period include operations of Stuart Entertainment England which recorded a loss of $390,000. The manufacturing operations of the subsidiary were discontinued in 1995. In addition, results for the prior year include a one-time charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at March 31, 1996, including the current portion thereof, totaled $48,179,000 compared to $47,473,000 at December 31, 1995 (see
Note 5 to the Consolidated Financial Statements). Cash payments on long-term debt during the first three months of 1996 totaled approximately $1,566,000 compared to $1,440,000 for the same period in 1995. There were no material additions to long-term debt in 1996 other than additional borrowings under the Revolving Facility to finance normal operations as described below.

As a result of losses recorded in Stuart Entertainment England, increased working capital requirements and higher acquisition-related closing costs than anticipated, the Company increased the maximum available under the Revolving Facility by $3,000,000 during 1995 to $23,000,000 at March 31,1996. Any amount outstanding under this $3,000,000 increase must be paid by December 31, 1996. As of March 31, 1996 the Company had drawn all amounts available under the Credit Agreement, of which approximately $520,000 was invested short-term and available for working capital purposes.

The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. In addition, the Company must complete a Borrowing Base Certificate on a monthly basis beginning May 31, 1996 with amounts outstanding in revolving loans in excess of the borrowing base repaid in time frames to be determined.

Capital expenditures during the first three months of 1996 totaled $77,000. At March 1996, $3,813,000 remained available under the Company's lease line of credit facility. Capital expenditures for fiscal 1996 are projected to be $3,000,000.

Management believes that under the current operating plan, its existing capital resources and available financing alternatives will be sufficient to meet operating expenses and capital expenditure requirements. However, the Company currently anticipates that it may raise additional capital or refinance existing debt in 1996 (see Subsequent Events). Management currently has no commitments for such financing activities and there can be no assurance that such funds will be available to the Company on favorable terms, if at all.

CHANGE IN BALANCE SHEET ACCOUNTS

Total trade receivables increased $2,125,000 from $20,302,000 at December 31, 1995 to $22,427,000 at March 31, 1996. The increase is due to normal seasonal fluctuations, price increases and longer collection periods. During the three months ended March 31, 1996, trade receivables totaling $183,000 were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long term growth plans.

Trade payables and accrued liabilities increased a combined $1,217,000 from $16,632,000 at December 31, 1995 to $17,849,000 at March 31, 1996. The
increase was due to a higher working capital requirements largely related to the seasonality of trade receivables.

SUBSEQUENT EVENTS

On April 18, 1996, the Company signed a letter of intent to acquire Trade Products, Incorporated ("Trade"). The Company will purchase substantially all the assets and assume certain liabilities of Trade, a privately held company based in Seattle, the nation's largest maker and marketer of charitable gaming tickets, for approximately $38 million in cash. The acquisition is expected to be financed through either bank financing or the placement of senior or subordinated debt or a combination, thereof. There can be no assurance that such financing will be available to the Company on favorable terms, if at all. The transaction is subject to a number of conditions and a definitive agreement is anticipated to be completed no later than June 30, 1996.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

         a.       EXHIBITS:

                  Exhibit 11    Statement Regarding Computation of Per Share
                                Earnings

                  Exhibit 27    Financial Data Schedule


         b.       Reports on Form 8-K:

        There were no reports on Form 8-K filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STUART ENTERTAINMENT, INC.



Date:    May 14, 1996             /s/ Timothy R. Stuart
                                  --------------------------
                                  Timothy R. Stuart
                                  President



Date:    May 14, 1996             /s/ Paul C. Tunink
                                  ---------------------------
                                  Paul C. Tunink
                                  Vice President and Chief
                                   Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.         Description                                 Page
- -----------         -----------                                 ----
 11                 Statement Regarding Computation
                    of Per Share Earnings


 27                 Financial Data Schedule