Form 10-Q
period 1996-06-30
STUART ENTERTAINMENT INC
filed 1996-08-14
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                                   Commission File Number
  June 30, 1996                                                 0-10737


                         Stuart Entertainment, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                 84-0402207
- -------------------------                               -----------------------
 (State of incorporation)                                 (I.R.S.  Employer
                                                         Identification Number)

       3211 Nebraska Avenue, Council Bluffs, IA                      51501
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)


Registrant's Telephone Number, including Area Code:             (712) 323-1488
                                                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]


As of August 1, 1996 there were 6,808,129 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES




                                     INDEX


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

    Consolidated Statements of Operations for the
     Three And Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .     3

    Consolidated Balance Sheets as of June 30, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .   4-5

    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1995  . . . . .. . . . . . . . . .     6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  7-10

  Item 2:

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . . . . . . . 11-15

PART II. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .    16

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17

    Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                        PART I. FINANCIAL INFORMATION

Items 1.  FINANCIAL STATEMENTS

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
              (Amounts In Thousands, Except Per Share Amounts)
                                 (UNAUDITED)


                                       Three Months Ended                    Six Months Ended
                                             June 30,                            June 30,
                                    ------------------------            -------------------------
                                      1996              1995              1996               1995
                                      ----              ----              ----               ----
NET SALES                           $ 27,360          $ 29,421          $ 54,183          $ 56,885

COST OF GOODS SOLD                    18,909            20,095            37,319            39,317
                                    --------          --------          --------          --------

GROSS MARGIN                           8,451             9,326            16,864            17,568

OTHER EXPENSES AND INCOME:
  Selling, general and
    administrative expenses            6,071             7,007            11,459            13,305
Amortization of goodwill                 256               216               464               419
  Interest expense, net                1,036             1,283             2,217             2,315
  United Kingdom charge                 -                  800              -                  800
                                    --------          --------          --------          --------

Other expenses and income - net        7,363             9,306            14,140            16,839
                                    --------          --------          --------          --------

INCOME BEFORE INCOME TAXES             1,088                20             2,724               729

INCOME TAX PROVISION                     214               541               932             1,012
                                    --------          --------          --------          --------

NET INCOME (LOSS)                   $    874          $   (521)         $  1,792          $   (283)
                                    ========          ========          ========          ========

EARNINGS (LOSS) PER SHARE           $   0.13          $  (0.08)         $   0.26          $  (0.04)
                                    ========          ========          ========          ========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                          6,859             6,676             6,837             6,677
                                    ========          ========          ========          ========

Note: No dividends were paid or declared during the six months ended June 30, 1996 and June 30, 1995.

See accompanying Notes to Consolidated Financial Statements.

                 STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995
                            (Dollars In Thousands)
                                  (UNAUDITED)

ASSETS                                              June 30,         December 31,
- ------                                                1996             1995
                                                  ----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,787          $    943
  Trade and notes receivables, less allowances
    for doubtful accounts of $1,705 and $2,285,
    respectively:
    Related Parties                                     976             1,014
    Other                                            20,125            18,355
  Inventories    (Note 4)                            22,202            21,982
  Refundable income taxes                               723              -
  Deferred income taxes                               1,493             1,746
  Prepaid expenses and other                            755               547
                                                   --------          --------

  Total Current Assets                               48,061            44,587

PROPERTY,PLANT AND EQUIPMENT:
  Land and buildings                                  4,993             4,950
  Equipment                                          29,483            29,262
                                                   --------          --------
    Total                                            34,476            34,212
  Less accumulated depreciation                     (14,280)          (13,095)
                                                   --------          --------

  Property, Plant And Equipment - Net                20,196            21,117

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,563 and $1,209, respectively               28,753            29,194
  Deferred financing costs, net of accumulated
    amortization of $583 and $375, respectively       1,452             1,660
  Notes receivable, less allowance for doubtful
    accounts of $124 and $124, respectively             990             1,261
  Other assets                                        1,104             1,175
                                                   --------          --------

  Total Other Assets                                 32,299            33,290
                                                   --------          --------


TOTAL ASSETS                                       $100,556          $ 98,994
                                                   ========          ========




See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                             (Dollars In Thousands)
                                  (UNAUDITED)



LIABILITIES AND STOCKHOLDERS' EQUITY                    June 30,      December 31,
- ------------------------------------                      1996             1995
                                                       ----------      ------------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)           $    9,404      $      7,897
  Bazaar purchase price adjustment                            710               710
  Trade payables                                           13,562            12,512
  Accrued payroll and other liabilities                     2,644             2,867
  Income taxes payable                                          -               543
  Deferred taxes                                                -                40
                                                       ----------      ------------

  Total Current Liabilities                                26,320            24,569

LONG-TERM DEBT (Note 5)
  Related party                                             5,000             5,000
  Other                                                    32,121            34,586
                                                       ----------      ------------

  Total Long-Term Debt                                     37,121            39,586

DEFERRED INCOME TAXES                                       2,678             2,594

COMMITMENTS AND CONTINGENCIES                                   -                 -

DEFERRED INCOME                                               300               205

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value; 20,000,000
    shares authorized; 6,864,374 and 6,753,309
    shares outstanding, respectively                           69                68
  Additional paid-in capital                               26,772            26,384
  Retained earnings                                         7,317             5,525
  Treasury stock (56,260 shares at cost)                     (189)             (189)
  Cumulative translation adjustment,
    net of deferred taxes                                     168               252
                                                       ----------      ------------

  Total Stockholders' Equity                               34,137            32,040
                                                       ----------      ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  100,556      $     98,994
                                                       ==========      ============





          See accompanying Notes to Consolidated Financial Statements

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                             (Dollars In Thousands)
                                  (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                            ---------------------
                                                                                              1996         1995
                                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                         $  1,792     $   (283)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Payment on termination of Consulting Agreement                                             -       (1,100)
        Depreciation and amortization                                                          2,398        2,167
        Provision for doubtful accounts                                                         (329)         375
        Deferred income taxes                                                                   (231)        (549)
        Other noncash expenses - net                                                             428        1,913
        Change in operating working capital items, net
                   Trade receivables                                                          (2,115)      (2,663)
                   Inventories                                                                  (520)      (3,195)
                   Trade Payables                                                              1,050        1,123
                   Other - net                                                                (1,756)       1,877
                                                                                            --------     --------
  Net cash provided by (used in) operating activities                                            717         (335)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                          (268)      (2,520)
  Payments received on notes receivable                                                          982          486
  Costs of acquisition of LSA                                                                      -         (324)
     Investment in distributor                                                                     -         (116)
     Acquisition of Reliable                                                                       -         (295)
                                                                                            --------     --------
  Net cash provided by (used in)investing activities                                             714       (2,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under Revolving Facility                                                       2,046        5,242
     Payments on Term Facility                                                                (1,518)      (1,499)
  Payments on other long-term debt                                                            (1,596)      (1,452)
     Payments on LSA Purchase Price Adjustment                                                     -         (929)
     Proceeds from issuance of long-term debt                                                     95        1,140
     Proceeds from exercise of stock options                                                     386          238
  Costs on issuance of stock                                                                       -          (17)
                                                                                            --------     --------
  Net cash provided by (used in) financing activities                                           (587)       2,723
  Effect of currency exchange rate changes on cash
     of foreign subsidiaries                                                                       -           33
                                                                                            --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                          844         (348)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                 943        2,116
                                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $  1,787     $  1,768
                                                                                            ========     ========
  Interest paid                                                                             $  2,157     $  2,186
  Income tax paid                                                                           $  1,872     $  1,059

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

         In the opinion of the Company's management, the foregoing consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

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

3.       EARNINGS PER SHARE:

         The number of shares used in earnings per share calculations for the three month and six month periods ended June 30, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

4.       INVENTORIES:

         Inventories consisted of the following:

                                             June 30,           December 31,
         (Dollars in thousands)                1996                 1995
          ---------------------              ----------         -----------
         Raw Materials                       $ 3,552              $ 3,517
         Work-In-Process                       5,106                5,056
         Finished Goods                       13,544               13,409
                                             -------              -------

         Total                               $22,202              $21,982
                                             =======              =======

5.       LONG-TERM DEBT

         Long-term debt consisted of the following:


                                             June 30,           December 31,
                                               1996                 1995
                                             --------           -----------
         (Dollars in the Thousands)
         --------------------------
         Borrowings under Credit Agreement:
           Revolving Facility                $22,973              $20,921
           Term Facility                      10,622               12,135
         Subordinated note payable
           to Mr. Stuart                       5,000                5,000
         Other term loans and
           mortgages payable to banks          1,959                2,064
         Obligations under
            capital leases                     3,752                4,669
         Notes payable to others               2,219                2,694
                                             -------              -------
         Total                                46,525               47,483
         Less current portion                  9,404                7,897
                                             -------              -------
         Total long-term debt                $37,121              $39,586
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

         At June 30, 1996 and December 31, 1995, loans outstanding on the U.S. Revolving

         Facility totaled $11,900,000 and $11,540,000 respectively, and loans outstanding on the Canadian Revolving Facility totaled C$15,100,000 ($11,073,000) and C$12,800,000 ($9,381,000), respectively. Weighted average interest rates on the U.S. Revolving Facility and Canadian Revolving Facility at June 30, 1996 and December 31, 1995 were 7.94% and 8.42% respectively. At June 30, 1996 and December 31, 1995, loans outstanding on the U.S. Term facility totaled $3,500,000 and $4,000,000, respectively, and loans outstanding on the Canadian Term Facility totaled C$9,713,000 ($7,122,000) and C$11,100,000
         ($8,135,000) respectively. Interest rates on the U.S. Term Facility and the Canadian Term Facility at June 30, 1996 and December 31, 1995 were 7.93% and 8.44%, respectively.

OBLIGATIONS UNDER CAPITAL LEASES

         In 1995, the Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996. The maximum available under this facility is $5,000,000. At June 30, 1996, $3,813,000 remained available under this facility.

6.  UNITED KINGDOM CHARGE

         During the second quarter of 1995, the Company signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This agreement gave the Company the opportunity to redeploy its assets in the United Kingdom, and discontinue its manufacturing operation. Under the agreement, Playprint Limited, pays royalties to S.E. International Inc. for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink markers. The Company recorded a one-time pre-tax charge of $800,000 in the second quarter of 1995 related to the estimated costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the

         Annual Report on Form 10-K for its current year.

8. SUBSEQUENT EVENT

         On August 6, 1996 the Company signed a definitive agreement to purchase the assets and assume certain liabilities of Trade for a purchase price of $36,555,000, subject to certain post-closing adjustments. The purchase price shall consist of cash paid of $29,555,000, the issuance of a $7 million subordinated note, and the issuance of warrants to acquire 300,000 shares of The Company's common stock at $7.75 per share. Trade, a privately held company based in Seattle, is the nation's largest maker and marketer of gaming tickets known as pulltabs, with 1995 sales of approximately $35 million.

         The transaction is subject to certain conditions, including the approval of financing and meeting regulatory gaming requirements. The Company intends to finance the transaction through a combination of debt and equity. The Company expects to close the transaction in the fourth quarter of 1996.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the effect of paper costs, and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the gaming industry and general economic conditions. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1996 And 1995

Net Sales - Net sales in the second quarter of 1996 decreased $2,061,000 (7.0%) to $27,360,000 from $29,421,000 for the comparable period of 1995. The sales decline was partially attributable to; i)the shut down of the Company's operations in England, which accounted for approximately $450,000 of the total decrease; ii)sales of ink products decreased $528,000 (16.1%) despite a unit volume increase due to a shift in mix of ink products sold to lower priced products and; iii)Video King sales decreased $413,000 (59.8%).

Overall, selling price levels increased for bingo paper and break-open tickets reflecting several raw material price increases in 1995 which the Company was able to pass on to customers while sale price levels for ink products decreased due to a mix change. Bingo paper prices increased approximately 5.6% and break-open ticket prices increased 3.2% during the three-month period of 1996 compared to 1995.

Cost Of Goods Sold - Cost of goods sold, as a percentage of sales, increased from 68.3% for the three months ended June 30, 1995 to 69.1% for the three months ended June 30, 1996. The increase in cost of goods sold percentage is primarily due to increases in raw material, newsprint and general labor rates.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses decreased $936,000 from $7,007,000 for the three months ended June 30, 1995 to $6,071,000 for the three months ended June 30, 1996. The decrease in SG&A expenses was primarily due to four factors:
(i)the discontinued operation of Stuart Entertainment England during 1995;
(ii)the consolidation synergies related to the acquisition of Bazaar and Reliable; (iii)lower bad debt expense; and iv)the impact of a cost reduction program first implemented in 1995.

Interest Expense, net - Interest expense (net of interest income)decreased $247,000 from $1,283,000 for the three month period ended June 30, 1995 to $1,036,000 for the three months ended June 30, 1996. The decrease in interest expense is primarily due to lower interest rates on comparable borrowing levels in the current quarter.

Income Tax Provision - The Company's effective tax rate decreased in the second quarter of 1996 due to the partial recognition of losses previously generated by Stuart Entertainment England.

Net Income - Net income for the three month period ended June 30, 1996 was $874,000 ($.13 per share) compared with a net loss of $521,000 (($.08) per share) for the same period in 1995.

The results for the comparable period in 1995 were adversely affected by a loss of $1,129,000 for Stuart Entertainment England. Included in the loss for Stuart Entertainment England was a reserve of $800,000 to close the operation.

Comparison of Six Months Ended June 30, 1996 And 1995

Net Sales - Net sales in the first six months of 1996 decreased $2,702,000 (4.7%) to $54,183,000 compared to $56,885,000 for the first six months of 1995. Excluding the effect of the discontinuance of sales from Stuart Entertainment England ($758,000), comparable sales for the six month period decreased $1,944,000 or 3.5%.

The overall decline in sales is primarily attributed to the severe winter weather in the first quarter which adversely affected all retail sales, the high volume of paper sales in the prior year related to increased customer orders prior to price increases and the shift in the mix of ink products to lower priced products.

Overall selling price levels increased for bingo paper and break-open tickets reflecting several raw materials price increases in 1995 which the Company was able to pass on to customers. In addition sale price levels for ink products decreased. Bingo paper sale prices increased approximately 8.1% and break-open ticket prices increased slightly during the first six-months of 1996. Ink product prices decreased approximately 15.3% due primarily from a shift in the mix of ink products sold to lower priced products.

Cost Of Goods Sold - Cost of goods sold, as a percentage of sales, decreased slightly from 69.1% for the six months ended June 30, 1995 to 68.9% for the six months ended June 30, 1996. The decrease was primarily the result of the application of purchase accounting to the finished goods of Bingo Press and Specialty Limited ("Bazaar") which resulted in a charge of $489,000 in the first quarter of 1995. The decrease was partially offset by increases in raw material and general labor rates.

During 1995, the Company experienced significant increases in the price of bingo paper and packaging. The Company initiated selling price increases on bingo paper during this period. During the first six months of 1996, the price of paper products has stabilized.

Selling, General and Administrative Expenses - SG&A expenses decreased $1,846,000 from $13,305,000 for the six months ended June 30, 1995 to $11,459,000 for the six months ended June 30, 1996. SG&A expenses, as a percent of sales, decreased to 21.1% in the first half of 1996 from 23.4% during the same period of 1995. The decrease in SG&A expenses was due primarily to four factors: i)the discontinued operation of Stuart Entertainment England during

1995; ii)the consolidation synergies related to the acquisition of Bazaar and Reliable; iii)lower bad debt expense; and iv)the impact of a cost reduction program implemented in 1995.

Income Tax Provision - The Company's effective tax rate decreased in the first half of 1996 due to the partial recognition of losses previously generated by Stuart Entertainment England.

Net Income - Net income for the six month period ended June 30, 1996 was $1,792,000 ($.26 per share) compared with a net loss of $283,000 (($.04) per share) for the same period.

Results for the prior period include operations of Stuart Entertainment England which recorded a loss of $1,409,000. The manufacturing operations of the subsidiary were discontinued in 1995. In addition, results for the prior year include a charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at June 30, 1996, including the current portion thereof, totaled $46,525,000 compared to $47,483,000 at December 31, 1995 (see
Note 5 to the Consolidated Financial Statements). Cash payments on long-term debt during the first six months of 1996 totaled approximately $3,114,000 compared to $2,951,000 for the same period in 1995.

As of June 30, 1996 the Company had drawn all amounts available under its revolving facility, $23,000,000, of which approximately $510,000 was invested short-term and available for working capital purposes.

The Credit Agreement contains various covenants, such as minimum net worth, fixed coverage ratio, leverage ratio and restrictions on additional borrowings, cash dividends and capital expenditures. In addition, the Company must complete a Borrowing Base Certificate on a monthly basis beginning June 30, 1996 with amounts outstanding in revolving loans in excess of the borrowing base repaid.

Capital expenditures during the first six months of 1996 totaled $238,000. At June 30,1996, $3,813,000 remained available under the Company's lease line of credit. Capital expenditures for fiscal 1996 are currently projected to be $2,500,000. The Company's capital expenditure program will continue to focus on the purchase of equipment designed to increase production capacity and improve manufacturing efficiency. The Company expects a larger portion of its capital expenditure requirements will be allocated to the upgrading and development of computerized hardware systems.

Management believes that under the current operating plan, its existing capital resources and available financing will be sufficient to meet its operating expenses and capital expenditure requirements. However, the Company currently anticipates raising additional capital to fund the acquisition of Trade (See Note 8 to Notes to Consolidated Financial Statements). Management currently has no commitments for such financing activities and there can be no assurance that such funds will be available to the Company on favorable terms, if at all.

CHANGE IN BALANCE SHEET ACCOUNTS

Total trade receivables increased $1,505,000 from $20,302,000 at December 31, 1995 to $21,807,000 at June 30, 1996. The increase is due to normal seasonal fluctuations and price increases. During the six months ended June 30, 1996, trade receivables totaling $358,000 were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long term growth plans.

Trade payables and accrued liabilities increased a combined $284,000 from $16,632,000 at December 31, 1995 to $16,916,000 at June 30, 1996. The increase is due to higher working capital requirements largely related to the seasonality of trade receivables resulting in higher trade payables, partially offset by the elimination of income taxes payable.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K:

         a.       Exhibits:

                  Exhibit 10   Fifth Amendment to Credit Agreement dated as of
                                  May 13, 1996.

                  Exhibit 11   Statement Regarding Computation of Per Share
                                  Earnings

                  Exhibit 27   Financial Data Schedule

         b.       Reports on Form 8-K:

                  The Company filed a current Report on Form
                  8-K, dated April 18, 1996, under Item 5 regarding the press release announcing the Letter of Intent to acquire Trade Products, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      STUART ENTERTAINMENT, INC.



Date:    August 14, 1996                              /s/ Timothy R. Stuart
                                                      --------------------------
                                                      Timothy R. Stuart
                                                      President



Date:    August 14, 1996                              /s/ Paul C. Tunink
                                                      --------------------------
                                                      Paul C. Tunink
                                                      Vice President and Chief
                                                       Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.                       Description                              Page
- -----------                       -----------                              ----
    10                       Fifth Amendment to Credit                      18
                             Agreement dated as of May 13,
                             1996.

    11                       Statement Regarding Computation                22
                             of Per Share Earnings


    27                       Financial Data Schedule                        33