Form 10-Q
period 1996-09-30
STUART ENTERTAINMENT INC
filed 1996-11-14
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                              Commission File Number
 September 30, 1996                                       0-10737


                          Stuart Entertainment, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       Delaware                                              84-0402207
------------------------                               ----------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                       Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                      51501
-----------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code:     (712) 323-1488


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]


As of November 1, 1996 there were 6,884,374 shares of the Registrant's common stock, $0.1 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                     INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION:

  Item 1:

      Consolidated Statements of Operations for the Three and
       Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . .  3

      Consolidated Balance Sheets as of September 30, 1996 and
       December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . 4-5

      Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . .  6

      Notes to Consolidated Financial Statements   . . . . . . . . . . . . 7-10

  Item 2:

      Management's Discussion and Analysis of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . . . . . .  11-13

PART II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . 14-15

      Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

      Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                         PART I. FINANCIAL INFORMATION

   Items 1.                   FINANCIAL STATEMENTS

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                (Amounts In Thousands, Except Per Share Amounts)
                                  (UNAUDITED)

                                            Three Months Ended                Nine Months Ended
                                               September 30,                    September 30,
                                         ------------------------          ------------------------
                                            1996           1995               1996           1995
                                         ---------       --------          ---------       --------
NET SALES                                $  27,149       $ 27,031          $  81,332       $ 83,916

COST OF GOODS SOLD                          18,647         17,825             55,966         57,142
                                         ---------       --------          ---------       --------

GROSS MARGIN                                 8,502          9,206             25,366         26,774

OTHER EXPENSES:
  Selling, general and
    administrative expenses                  6,188          6,781             17,647         20,086
  Amortization of goodwill                     212            211                676            630
  Interest expense, net                      1,069          1,050              3,286          3,365
  United Kingdom charge                          -              -                  -            800
                                         ---------       --------          ---------       --------

Other expenses, net                          7,469          8,042             21,609         24,881
                                         ---------       --------          ---------       --------

INCOME BEFORE INCOME TAXES                   1,033          1,164              3,757          1,893

INCOME TAX PROVISION                           402            645              1,334          1,657
                                         ---------       --------          ---------       --------

NET INCOME                               $     631       $    519          $   2,423       $    236
                                         =========       ========          =========       ========

EARNINGS PER SHARE (Note 3)              $    0.09       $   0.08          $    0.35       $   0.04
                                         =========       ========          =========       ========

EBITDA (Note 3)                          $   3,072       $  3,202          $  10,203       $  8,902
                                         =========       ========          =========       ========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING                                6,996          6,717              6,890          6,682
                                         =========       ========          =========       ========

Note:    No dividends were paid or declared during the nine months ended
September 30, 1996 and 1995.

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                             (Amounts In Thousands)
                                  (UNAUDITED)

ASSETS                                                           September 30,          December 31,
                                                                     1996                   1995
                                                                ---------------      ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    859              $    943
  Trade and notes receivables, less allowance
    for doubtful accounts of $1,826 and $2,285:
      Related Parties                                                    889                 1,014
      Other                                                           20,456                18,355
  Inventories (Note 4)                                                22,252                21,982
  Refundable income taxes                                                276                     -
  Deferred income taxes                                                1,702                 1,746
  Prepaid expenses and other                                             784                   547
                                                                    --------              --------

       Total Current Assets                                           47,218                44,587

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                                   5,009                 4,950
  Equipment                                                           29,797                29,262
                                                                    --------              --------
                                                                      34,806                34,212
  Less accumulated depreciation                                      (14,863)              (13,095)
                                                                    --------              --------

       Total Property, Plant and Equipment - Net                      19,943                21,117

OTHER ASSETS:
  Goodwill, net of accumulated amortization
    of $1,757 and $1,209                                              28,592                29,194
  Deferred financing costs, net of accumulated
    amortization of $687 and $375                                      1,348                 1,660
  Notes receivable, less allowance for doubtful
    accounts of $124                                                     759                 1,261
  Other assets                                                         1,468                 1,175
                                                                    --------              --------

       Total Other Assets                                             32,167                33,290
                                                                    --------              --------


TOTAL ASSETS                                                        $ 99,328              $ 98,994
                                                                    ========              ========

See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                  (Amounts In Thousands, Except Share Amounts)
                                  (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY                                    September 30,           December 31,
------------------------------------                                        1996                    1995
                                                                        -------------           ------------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                               $  8,795               $   7,897
  Bazaar purchase price adjustment                                              454                     710
  Trade payables                                                             12,790                  12,512
  Accrued payroll and other liabilities                                       2,832                   2,867
  Income taxes payable                                                          328                     543
  Deferred income taxes                                                           -                      40
                                                                           --------               ---------

     Total Current Liabilities                                               25,199                  24,569

LONG-TERM DEBT (Note 5):
  Related party                                                               5,000                   5,000
  Other                                                                      31,175                  34,586
                                                                           --------               ---------

      Total Long-Term Debt, net of current portion                           36,175                  39,586

DEFERRED INCOME TAXES, net of current portion                                 2,642                   2,594

COMMITMENTS AND CONTINGENCIES (Note 8)

DEFERRED INCOME                                                                 279                     205

STOCKHOLDERS' EQUITY:
  Common stock - $0.01 par value; 30,000,000 and 20,000,000
    shares authorized; 6,884,374 and 6,753,309 shares outstanding                69                      68
  Additional paid-in capital                                                 26,909                  26,384
  Retained earnings                                                           7,949                   5,525
  Treasury stock (56,260 shares at cost)                                       (189)                   (189)
  Cumulative translation adjustment, net of deferred taxes                      295                     252
                                                                           --------               ---------

       Total Stockholders' Equity                                            35,033                  32,040
                                                                           --------               ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 99,328               $  98,994
                                                                           ========               =========

See accompanying Notes to Consolidated Financial Statements

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (Amounts In Thousands)
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                             1996              1995
                                                                          ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $   2,423          $     236
       Adjustments to reconcile net income to net
       cash flows from operating activities:
          Payment on termination of consulting agreement                          -             (1,150)
          Depreciation and amortization                                       3,160              3,155
          Amortization of debt financing fees                                   312                273
          Provision for doubtful accounts                                      (198)               432
          Deferred income taxes                                                  93               (550)
          Other noncash expenses - net                                          (28)               959
          Change in operating assets and liabilities, net:
             Trade receivables                                               (2,712)            (3,372)
             Inventories                                                       (856)            (4,379)
             Trade payables                                                     278              1,523
             Other - net                                                       (763)             2,918
                                                                          ---------          ---------
    Net cash flows from operating activities                                  1,709                 45
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                    (950)            (2,815)
  Payments received on notes receivable                                       1,179                711
  Investment in joint ventures                                                    -               (128)
  Acquisition of LSA                                                              -               (324)
  Investment in distributor                                                       -               (116)
  Acquisition of Reliable                                                         -               (295)
                                                                          ---------          ---------
  Net cash flows from investing activities                                      229             (2,967)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Revolving Facility                                         2,049              6,169
  Payments on Term Facility                                                  (2,278)            (2,261)
  Payments on other long-term debt                                           (2,316)            (2,189)
  Payments on LSA Purchase Price Adjustment                                       -               (929)
  Proceeds from issuance of long-term debt                                        -              1,140
  Cost of debt financing                                                                          (200)
                                                                                  -
  Proceeds from issuance of stock and exercise of stock options                 521                238
  Costs on issuance of stock                                                      -                (17)
                                                                          ---------          ---------
  Net cash flows from financing activities                                   (2,024)             1,951
  Effect of currency exchange rate changes on cash
    of foreign subsidiaries                                                       2                 33
                                                                          ---------          ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (84)              (938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                943              2,116
                                                                          ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     859          $   1,178
                                                                          =========          =========
  Interest paid                                                           $   3,107          $   3,486
  Income taxes paid                                                       $   1,805          $   1,377


See accompanying Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       BASIS OF PRESENTATION

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

         In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

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

2.       PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the Company, its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant intercompany transactions and balances have been eliminated in consolidation.

3.       EARNINGS PER SHARE AND EBITDA

         The number of shares used in earnings per share calculations for the three month and nine month periods ended September 30, 1996 and 1995 are based on the weighted average number of shares of common stock outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

         EBITDA is defined as earnings before interest, taxes, depreciation, amortization and purchase accounting adjustments. EBITDA is presented because it is a measure of an issuer's ability to service its indebtedness commonly used by investors. However, EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows or as a substitute for measures of performance in accordance with generally accepted accounting principles.

4.       INVENTORIES

         Inventories consisted of the following:

         (Amounts in the thousands)               September 30,   December 31,
                                                      1996           1995
                                                  -------------   ------------
         Raw Materials                             $    3,612      $    3,517
         Work-In-Process                                5,123           5,056
         Finished Goods                                13,517         13,4 09
                                                   ----------      ----------

         Total                                     $   22,252      $   21,982
                                                   ==========      ==========

5.       LONG-TERM DEBT

         Long-term debt consisted of the following:

                                                  September 30,   December 31,
         (Amounts in the thousands)                   1996            1995
                                                  -------------   ------------
         Borrowings under Credit Agreement:
           Revolving Facility                       $   22,987     $   20,921
           Term Facility                                 9,872         12,135
         Subordinated note payable to Mr. Stuart         5,000          5,000
         Notes payable to others                         3,754          4,758
         Obligations under capital leases                3,357          4,669
                                                    ----------     ----------
                                                        44,970         47,483
         Less current portion                            8,795          7,897
                                                    ----------     ----------
         Total long-term debt                       $   36,175     $   39,586
                                                    ==========     ==========

         BORROWINGS UNDER CREDIT AGREEMENT:

         The Company's bank credit facility is for an aggregate principal amount of up to $38,000,000, with a senior secured revolving line of credit of $23,000,000 (the "Revolving Facility") and a senior secured term loan facility of $15,000,000 (the "Term Facility"). The Revolving Facility and Term Facility are each separated into U.S. and Canadian facilities. The maximum available under the Revolving Facility was increased by $3,000,000 during 1995 to a total of $23,000,000 at December 31, 1995. Any amount outstanding under this $3,000,000 additional amount shall be paid in full at December 31, 1996. The Credit Agreement expires and all other remaining amounts outstanding are due on December 12, 1999.

         At September 30, 1996 and December 31, 1995, loans outstanding on the U.S. Revolving Facility totaled $11,900,000 and $11,540,000 respectively, and loans outstanding on the Canadian Revolving Facility totaled C$15,100,000 ($11,087,000) and C$12,800,000 ($9,381,000),
         respectively. Weighted average interest rates on the U.S. Revolving Facility and Canadian Revolving Facility at September 30, 1996 were 8.20% and 7.29%, respectively. At

         September 30, 1996 and December 31, 1995, loans outstanding on the U.S. Term Facility totaled $3,250,000 and $4,000,000, respectively, and loans outstanding on the Canadian Term Facility totaled C$9,019,000 ($6,622,000) and C$11,100,000 ($8,135,000) respectively.
         Weighted average interest rates on the U.S. Term Facility and the Canadian Term Facility at September 30, 1996 were 8.20% and 7.27%, respectively.

         OBLIGATIONS UNDER CAPITAL LEASES

         The Company completed a lease line of credit with its primary bank. The facility provides lease financing on capitalized equipment purchased through December 31, 1996. The maximum available under this facility is $5,000,000. At September 30, 1996, $3,813,000 remained available under this facility.

6.       UNITED KINGDOM CHARGE

         In 1995, the Company signed a licensing and marketing agreement with Playprint Limited, a company headquartered in Dublin, Ireland. This agreement gave the Company the opportunity to redeploy its assets and discontinue its manufacturing operation in the United Kingdom. Under the agreement, Playprint Limited, pays royalties to the Company for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink markers. The Company recorded a one-time pre-tax charge of $800,000 in the second quarter of 1995 related to the estimated costs to shutdown the manufacturing facility in the United Kingdom and consolidate its activities with Playprint Limited.


7.       RECENTLY ISSUED ACCOUNTING STANDARD

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which is effective for the Company beginning January 1, 1996. SFAS 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (APB 25), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in Form 10-K for its current year.


8.       PURCHASE AGREEMENT

         On August 6, 1996, the Company signed a definitive agreement, as amended on October 10, 1996, to purchase the assets and assume certain liabilities of Trade Products, Inc.

9.       SUBSEQUENT EVENTS

         On November 13, 1996, the Company completed the acquisition of Trade Products, Inc. (See Note 8 to Notes to Consolidated Financial Statements) for a purchase price of $37.2 million, subject to certain post-closing adjustments, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock.

         On November 13, 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of its 12.5% Senior Subordinated Notes due November 15, 2004 (the "Notes"). Interest on the Notes will be payable semi-annually on each May 15 and November 15 commencing May 15, 1997. The indenture governing the Notes imposes certain limitation on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company will use the proceeds of the private placement to finance the acquisition of Trade Products, Inc., to repay certain existing indebtedness and for general corporate purposes.

         On November 13, 1996, the Company amended and restated its credit agreement (the "New Credit Agreement"). The New Credit Agreement consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference to the base rate or the LIBOR rate, at the Company's option, plus the applicable interest margin, as defined in the New Credit Agreement. The New Credit Agreement imposes certain covenants and other requirements on the Company that among other things, restricts (i) the incurrence and existence of indebtedness or contingent obligations; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens; (iv) the sale or disposition of assets; (v) investments, loans and advances; (vi) capital expenditures; (vii) the payment of dividends and repurchase of common stock; and (viii) acquisitions by the Company. The Company is also required to meet certain consolidated financial tests, including minimum level of net worth, minimum level of consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. The Company may draw amounts under the New Credit Agreement, subject to availability pursuant to a borrowing base requirement, in order to meet its working capital requirements, including issuing letters of credit. The loans will be secured by a first priority security interest in all of the Company's assets (including the acquired assets of Trade Products, Inc.), but excluding real estate and certain other specific assets of the Company.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the effect of paper costs, and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the entertainment and gaming industries and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, any forward looking statements should not be relied upon as a prediction of actual results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1996 and 1995

Net Sales - Net sales were $27.1 million for the three months ended September 30, 1996, an increase of $118,000 or 0.4% from $27.0 million for the three months ended September 30, 1995. The slight sales increase was attributable to a combination of the following: i) an increase in electronics and electrical equipment sales of $2.8 million, primarily due to a $2.4 million sale of System 12 (TM) electronic bingo and gaming units; ii) a decrease in sales of consumable products, including bingo paper, pulltab tickets and ink products, of $2.2 million due to market softness primarily in the United States and; iii) a decrease in sales of $479,000 related to the shutdown of Stuart Entertainment England.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 68.7% for the three months ended September 30, 1996, an increase of 2.8% from 65.9% for
the three months ended September 30, 1995.   The increase in cost of goods sold
percentage is primarily due to production inefficiencies related to the lower sales volume of consumable products, including bingo paper, pulltab tickets and ink products, and higher scrap adjustments, partially offset by the sale of System 12 (TM) electronic bingo and gaming units.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses were $6.2 million for the three months ended September 30, 1996, a decrease of $593,000 or 8.7% from $6.8 million for the three months ended September 30, 1995. SG&A expenses, as a percentage of sales, were 22.8% for the three months ended September 30, 1996, a decrease of 2.3% from 25.1% for the three months ended September 30, 1995. The decrease in SG&A expenses was due primarily to three factors: i) the discontinued operation of Stuart Entertainment Limited in 1995; ii) consolidated synergies related to the acquisitions of Bingo Press & Specialty Limited ("Bazaar") the Reliable Corporation of America ("Reliable"); and iii) the continued impact of a cost reduction program implemented in 1995.

Comparison of Nine Months Ended September 30, 1996 and 1995

Net Sales - Net sales were $81.3 million for the nine months ended September 30, 1996, a decrease of $2.6 million or 3.1% from $83.9 million for the nine months ended September 30, 1995. The decrease was attributable to a combination of the following: i) a decrease in sales of $1.2 million related to the shutdown of Stuart Entertainment Limited; and ii) a decrease in sales of consumable products of $3.9 million due to market softness primarily in the United States, this decrease was partially offset by an increase in electronics and electrical equipment sales of $2.5 million, primarily due to a $2.4 million sale of System 12 (TM) electronic bingo and gaming units.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 68.8% for the nine months ended September 30, 1996, an increase of 0.7% from 68.1% for the nine months ended September 30, 1995. Excluding the application of a purchase accounting adjustment recorded in the first quarter of 1995 to the finished goods of Bazaar, cost of goods sold for the nine months ended September 30, 1996 increased to 68.8% from 67.5%, partially related to production variances.

Selling, General and Administrative Expenses - SG&A expenses were $17.6 million for the nine months ended September 30, 1996, a decrease of $2.5 million or 12.1% from $20.1 million for the nine months ended September 30, 1995. SG&A expenses, as a percent of sales, were 21.7% for the nine months ended September 30, 1996, a decrease of 2.2% from 23.9% for the nine months ended September 30, 1995. The decrease in SG&A expenses was due primarily to four factors: i) the discontinued operation of Stuart Entertainment Limited in 1995; ii) consolidated synergies related to the acquisitions of Bazaar and Reliable; iii) improved bad debt experience; and iv) the continued impact of a cost reduction program implemented in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at September 30, 1996, including the current portion thereof, totaled $45.0 million compared to $47.5 million at December 31, 1995 (see Note 5 to the Consolidated Financial Statements). Cash payments on long-term debt for the first nine months ended September 30, 1996 totaled approximately $4.6 million compared to $4.5 million for the nine months ended September 30, 1995.

As of September 30, 1996, the Company had drawn all amounts available under its $23.0 million revolving line of credit facility. Approximately $615,000 was invested short-term and available for working capital purposes. See Note 9 to Notes to Consolidated Financial Statements.

Capital expenditures during the nine month period ended September 30, 1996 totaled $999,000. At September 30, 1996, $3.8 million remained available under the Company's lease line of credit. Capital expenditures for fiscal 1996 are projected to be $2.0 million. The Company's capital expenditure program will continue to focus on the purchase of equipment designed to increase production capacity and/or improve manufacturing efficiency. The Company expects a larger portion of its capital expenditure requirements to be allocated to the upgrade and development of management information systems.

Management believes that under the current operating plan, its existing capital resources and available financing will be sufficient to meet its operating expenses and capital expenditure requirements. See Note 9 of Notes to Consolidated Financial Statements.

CHANGE IN BALANCE SHEET ACCOUNTS

Total trade and notes receivables increased $2.0 million from $19.4 million at December 31, 1995 to $21.4 million at September 30, 1996. The increase is due primarily to the $2.4 million sale of System 12(TM) electronic bingo and gaming units at the end of the third quarter of 1996. During the nine months ended September 30, 1996 trade receivables from unrelated parties totaling $454,000 were converted to notes receivable. The conversions allowed the customers to resolve temporary cash flow timing issues and proceed with their long-term growth plans.

        PART II.  OTHER INFORMATION


        Item 4.  Submission of Matters to a Vote of Security Holders

An annual meeting of the stockholders of the Company (the "Meeting") was held on July 17, 1996. The following table sets forth each of the proposals that the stockholders were asked to vote upon and the results of the Meeting.

                           PROPOSAL                                     RESULTS
                          ---------                                     -------

1.  A proposal to elect eight directors to the Board of Directors:
    Leonard A. Stuart                           FOR                   6,297,286
                                                AGAINST                 155,722

    Albert F. Barber                            FOR                   6,297,980
                                                AGAINST                 155,028

    Timothy R. Stuart                           FOR                   6,297,286
                                                AGAINST                 155,722

    Perry J. Lewis                              FOR                   6,191,152
                                                AGAINST                 261,856

    Sangwoo Ahn                                 FOR                   6,298,286
                                                AGAINST                 154,722

    Ira Starr                                   FOR                   6,191,152
                                                AGAINST                 261,856

    Richard D. Spizzirri                        FOR                   6,298,286
                                                AGAINST                 154,722

    Stanley M. Taube                            FOR                   6,298,286
                                                AGAINST                 154,722

2. A proposal to approve an amendment to the Company's Certificate of Incorporation to comply with the requirements of the Colorado Limited Gaming Act.

                                                FOR                   6,285,058
                                                AGAINST                  10,460
                                                ABSTAIN                   6,182
                                                NO VOTE                 151,308

3. A proposal to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 20,000,000 shares to 30,000,000 shares.

                                                FOR                   6,363,005
                                                AGAINST                  78,301
                                                ABSTAIN                  11,702

4. A proposal to approve an amendment to the Company's 1994 Performance Stock Option Plan increasing the number of shares available for grant from 2,000,000 shares to 2,500,000 shares.

                                                FOR                   5,194,525
                                                AGAINST                 338,766
                                                ABSTAIN                  18,700
                                                NO VOTE                 901,017


5. A proposal to ratify the Board of Directors' selection of Deloitte & Touche LLP, as the Company's independent auditors for the fiscal year ending December 31, 1996.

                                                FOR                   6,442,188
                                                AGAINST                   3,302
                                                ABSTAIN                   7,518


    Item 6.   Exhibits and Reports on Form 8-K:

                  a.   Exhibits:

                       Exhibit 10 Sixth Amendment to Credit Agreement dated as of August 9, 1996.

                       Exhibit 11 Statement Regarding Computation of Per Share Earnings

                       Exhibit 27          Financial Data Schedule

                  b.   Reports on Form 8-K:

                       The Company filed a current Report on Form 8-K, dated August 6, 1996, under Item 7 regarding the Asset Purchase Agreement, dated August 6, 1996, among Stuart Entertainment, Inc., Trade Products, Inc. and the Shareholders of Trade Products, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STUART ENTERTAINMENT, INC.



Date:    November 13, 1996                /s/ TIMOTHY R. STUART
                                          -----------------------------------
                                          Timothy R. Stuart
                                          President


Date:    November 13, 1996                /s/ PAUL C. TUNINK
                                          -----------------------------------
                                          Paul C. Tunink
                                          Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.                    Description                                 Page
-----------                    -----------                                -----
     10              Sixth Amendment to Credit Agreement                  18-28
                     dated as of August 9, 1996.

     11              Statement Regarding Computation of                     29
                     Per Share Earnings.

     27              Financial Data Schedule                                30