Form 10-K
period 1996-12-31
STUART ENTERTAINMENT INC
filed 1997-03-31
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED                  COMMISSION FILE NO.
              DECEMBER 31, 1996                          0-10737

                              STUART ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                          84-0402207
       -------------------------------------------------------------
       (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                3211 NEBRASKA AVENUE
                COUNCIL BLUFFS, IOWA                      51501
       ----------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

Registrant's telephone number, including area code: (712) 323-1488

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 X   Yes        No
                               -----       ----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1996 was $9,474,877.50.

       The number of shares outstanding of the Registrants $.01 par value common stock as of March 22, 1996 was 6,717,062.

       DOCUMENTS INCORPORATED BY REFERENCE.

       Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Stuart Entertainment, Inc., a Delaware corporation, together with its subsidiaries (collectively, the "Company"), is a leading manufacturer in North America of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company distributes its products to nonprofit organizations which sponsor bingo games for fundraising purposes and commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit. The Company sells its products to this diverse group of end users through more than 300 distributors, its direct sales force and Company-owned distribution outlets.

       The Company is capable of fully supplying a bingo hall with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies.

CERTAIN RECENT DEVELOPMENTS

       NOTE OFFERING

       On November 13, 1996, the Company completed a private placement (the "Offering") in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of its 12 1/2% Senior Subordinated Notes due 2004 (the "Notes"). Interest on the Notes is payable semi-annually on each of May 15 and November 15 commencing May 15, 1997. The indenture governing the Notes (the "Indenture") imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The net proceeds from the Offering were used to pay the purchase price for the Trade Acquisition (defined below), to repay certain existing indebtedness of the Company and for general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

       ACQUISITION OF TRADE PRODUCTS, INC.

       On November 13, 1996, the Company acquired (the "Trade Acquisition") substantially all of the assets and assumed certain specified liabilities of Trade Products, Inc. ("Trade Products") for a total purchase price of approximately $37.2 million, subject to adjustment, plus warrants to purchase 300,000 shares of the Company's common stock, $.01 par value per share

(the "Common Stock"). The Company believes that Trade Products is one of the leading and most innovative manufacturers of pulltab tickets in the United States. Trade Products is recognized in the industry as a low-cost, technologically advanced manufacturer of pulltab tickets with a large game library and as a leader in customer service. Trade Products also develops and markets lottery products, promotional marketing games and services, and is an emerging manufacturer in the bingo paper industry. As a result of the Trade Acquisition, the Company believes that, in addition to being a leading manufacturer of a full line of bingo and bingo-related products, it is now a leading manufacturer of pulltab tickets in North America.

       Concurrently with the consummation of the Trade Acquisition, the Company entered into a consulting agreement with Harry Poll, Chairman and Chief Executive Officer of Trade Products, and an employment agreement with Ronald G. Rudy, President of Trade Products. Messrs. Poll and Rudy have also been appointed to the Board of Directors of the Company.

       NEW CREDIT AGREEMENT

       On November 13, 1996, the Company amended and restated its credit agreement (the "New Credit Agreement"). The New Credit Agreement consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference to the base rate of the LIBOR rate, at the Company's option, plus the applicable interest margin, as defined in the New Credit Agreement. The New Credit Agreement imposes certain covenants and other requirements on the Company that among other things, restricts (i) the incurrence and existence of indebtedness or contingent obligations; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens; (iv) capital expenditures; (vii) the payment of dividends and repurchase of common stock; and (viii) acquisitions by the Company. The Company is also required to meet certain consolidated interest coverage ratios, maximum consolidated leverage ratios and minimum consolidated fixed charge coverage ratios. The Company may draw amounts under the New Credit Agreement, subject to availability pursuant to a borrowing base requirement, in order to meet its working capital requirements, including issuing letters of credit.
The loans will be secured by a first priority security interest in all of the Company's assets excluding real estate and certain other specific assets of the Company. In March 1997, the Company entered into a First Amendment to the New Credit Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNIFICANT SUBSIDIARIES

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

       STUART ENTERTAINMENT MEXICO

       Stuart Entertainment, S.A. de C.V., a Mexican corporation and a wholly owned subsidiary of the Company ("Stuart Entertainment Mexico") was formed in 1991 by the Company and Bazaar (defined below) for the purpose of printing and finishing bingo paper primarily for their respective needs. A number of bingo presses and other manufacturing equipment have been placed in service in Mexico. During 1996, 1995 and 1994 all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company or Bazaar.

       BINGO PRESS & SPECIALTY LIMITED

       Bingo Press & Speciality Limited, a wholly owned subsidiary of the Company ("Bazaar") operates under the tradename Bazaar & Novelty and was acquired by the Company in December 1994 (the "Bazaar Acquisition"). Bazaar manufactures and distributes a complete line of bingo cards, pulltab tickets, ink markers, supplies and accessories in Canada. Bazaar's products are sold primarily to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, legions and other similar not for profit organizations which use such products to raise money and provide entertainment. To a lesser extent, Bazaar's products are sold to charitable and commercial bingo halls, governmental lottery agencies and through Bazaar owned retail stores.

PRODUCTS

       OVERVIEW. The Company offers a wide array of bingo and bingo-related products. The Company is capable of fully supplying a bingo hall with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies.

       BINGO PAPER. The Company sells a complete line of bingo paper, which is generally sold in booklet form and is available in a variety of sizes, styles and colors, The Company's bingo paper line includes a number of specialty bingo games under proprietary trademarks or licenses such as Bonanza Bingo(R), Bonus Line(R), Double Action(TM), Wildcard Bingo(TM), Triangle Bingo(TM), three styles of 90-number bingo games and other specialty bingo games which can be played as variations on or concurrently with the standard 75-number bingo game. With over 50 different bingo card varieties available, the Company provides bingo halls with the tools to be creative in structuring their bingo sessions. The Company also sells a line of disposable cards designed for play on tour buses, cruise ships and other environments with limited space for play.

       The Company's bingo card configurations are developed in-house by its mathematician using sophisticated algorithmic models, which are validated through computer simulation in which in excess of 200,000 simulated games are played on a given pattern in order to determine the probability of a winner occurring when a specific number of cards are in play and a specific number of balls are called. The Company has the largest number of unique series types in the industry. These different series types range in size from a series of 9,000 unique cards to a series in excess of 1.3 million unique cards. These card series are stored electronically in the Company's verification system, which allows the sponsoring organization to verify and display winning cards electronically. This seamless integration of paper bingo cards and electronic verification is matched by only one competitor in the industry.

       PULLTAB TICKETS. The Company manufactures and sells pulltab tickets, which are also referred to as Break Open tickets, Lucky Seven tickets, Instant Bingo and Nevada tickets. These tickets are similar to instant lottery and scratch-off tickets. The Company currently has a library of over 800 different designs and denominations for pulltab tickets. A typical pulltab ticket consists of two thin sheets of opaque cardboard printed with colorful designs and laminated together. The player pulls open from one to five perforated windows to reveal hidden combinations of symbols to determine whether the card is a winner, and if so, the amount of the prize. Each set of tickets sold contains a predetermined number of winning tickets. A typical pulltab ticket has a prize structure that varies from approximately 60% to 85% of the gross receipts being paid out as prizes to the players. The remaining percentage of the gross receipts is used to cover the cost of the product and expenses and to provide fundraising dollars to the sponsoring organization.

       During 1996, the Company entered into a manufacturing agreement with a specialty and promotional marketing company to produce pulltab ticket cards that contain marketing messages, motivational quotes, religious passages, inspirational quotes and other customized messages. These pulltab ticket cards are sold to customers at gift and card shops, and are inserted into retail product packaging.

       INK DABBERS. The Company manufactures ink dabbers, used to mark called numbers on paper bingo sheets, and refills for such dabbers. The Company sells a varied line of ink colors, bottle styles and sizes, including its successful line of brilliant ink dabbers sold under the trademark Florida Gold(R). The Company pioneered the use of decorative and innovative packaging for ink dabbers, such as seasonal items for Christmas and Halloween and ink dabbers customized with bingo hall names, which are targeted for commercial bingo halls. Recently, the Company has developed and is test marketing a new labeling process which will allow distributors and large bingo halls to custom label ink dabbers on-site with their own imprint or to personalize the ink dabber for a customer. The Company also sells Dabbers for Kids(TM), a coloring kit designed for children, to large retail chains.

       VIDEO KING GAMING SYSTEMS. System 12(TM) is a fixed base cashless electronic bingo and multi-game system that integrates computer technology with player interactive touch-screen terminals and live bingo. System 12(TM) is based on a local area network in which terminals for bingo players are connected to a host computer which allows players to play up to 256 cards per game. This provides bingo players with the opportunity to play a bingo game electronically on touch screen terminals while playing traditional paper bingo simultaneously with other players. System 12(TM) provides the player access to a stand alone bingo game and to other games such as video keno, video poker, video slots and video pulltab tickets, where regulations permit, System 12(TM) also enables hall management to control all game functions, track player trends and generate sales reports.

       Power Bingo King(TM), a hand-held electronic bingo system, allows players to play up to 200 cards simultaneously per game. Each Power Bingo King(TM) unit is completely portable and has the capability to show the bingo card closest to winning at any given point in time. The system also automatically notifies a player of a winning card. The Company markets Power Bingo King(TM) through a marketing and manufacturing agreement with Power Bingo Corporation.

       The Company has entered into a letter of intent with Power Bingo Corporation to purchase the assets of Power Bingo Corporation. The transaction is subject to numerous conditions, including the execution of a definitive agreement on terms acceptable to the parties.

       BINGO HALL EQUIPMENT. The Company manufactures and sells an extensive line of electronic bingo hall equipment traditionally used in bingo establishments. The electronic bingo hall equipment line includes: (a) electronic blowers which select numbers for bingo games by ejecting numbered balls one at a time; (b) electronic flash boards, measuring up to five feet high and 22 feet wide, which display to the bingo players the numbers selected from the electronic blowers; (c) electronic systems that allow instantaneous verification of winning bingo cards; (d) electronic pulltab ticket dispensing machines; and (e) software developed to support North American, South American and European styles of bingo.

       GENERAL MERCHANDISE. The Company distributes other supplies and equipment used by bingo hall operators, such as tables, chairs, public address systems and concession supplies. The Company purchases for resale bingo accessories such as key chains, lighters, marker holders, coffee mugs and other custom advertising products. Party supplies, flags, balloons and bar and concession equipment for use at fundraising events and bazaars are sold individually or through the Company's distribution outlets in Canada and through the Company's distributor network.

SALES INFORMATION BY PRODUCT LINE

       The following table shows the percentage of revenues contributed by major product lines of the Company during the past three years.

                                         1996        1995         1994
                                         ----        ----         ----
Bingo Paper                              $57,552      $58,522     $29,632
Pulltab Tickets                           27,873       26,916      12,039
Ink Dabbers                               10,049       12,014       6,884
Bingo Hall Equipment                       6,398        5,757       6,655
General Merchandise                        4,542        4,988       1,560
Video King Gaming Systems                  4,222        1,685       2,388

MARKETING AND SALES

         The Company sells its bingo and bingo-related products to a diverse set of end-user groups through more than 300 independent distributors, ten Company-owned distribution outlets in Canada, the Company's direct sales force and mail order catalogs. The Company believes that its role as a full-service provider of bingo and bingo-related products and services and its use of its well-known brand names provides it with a significant marketing advantage.

         The Company maintains strong relationships with its distributors, many of whom received assistance from the Company in the development of their business. Distributors are supported by Company-sponsored seminars designed to assist the distributors in developing and refining sales and marketing programs and to introduce new products. The Company believes that the seminars have enhanced customer relations and generated incremental sales.

         Relationships with distributors are important because the distributors maintain close contact with bingo halls and are attuned to changing preferences among bingo players. This relationship has resulted in new product ideas and opportunities for the Company. The Company has historically been able to capitalize on these opportunities through utilizing its existing distributor network.

         Catalogs represent another form of marketing for the Company. The Company utilizes catalogs to support distributors, some of which are customized with the distributor's name Catalogs are also used in direct mail campaigns to end-users. The Company printed over 120,000 copies of its 1996 bingo and bingo-related product catalogs, and over 100,000 copies of its 1996 general merchandise catalogs. Additionally, customers can order product support information through an automated ordering system

         The Company also markets its products through advertising in gaming publications and through participation in national, regional and local gaming tradeshows. For example, the Company was a prominent exhibitor at the World Gaming Congress and Expo in 1996, which featured the products of over 600 companies, and attracted nearly 20,000 participants from over 80 countries.

         The following table shows the percentage of total sales contributed by the Company's wholesale and retail sales activities during the past three years.

                                  1996     1995    1994
                                  ----     ----    ----
Sales to distributors             70%      65%     97%
Retail sales                      30%      35%     3%

         The increase in retail sales in 1996 and 1995 was primarily due to the Bazaar Acquisition.

         During 1996, the Company continued to direct its marketing efforts toward strengthening relations with its existing distributors and adding new distributors. The Company plans to focus marketing efforts during 1997 on further developing its distributor network, with minor emphasis placed on attempting to generate additional retail sales, primarily through direct mailings of catalogs and fliers. The Company has also sponsored group seminars designed to assist distributors and other customers in developing and refining sales and marketing programs and to introduce new products. The Company believes the seminars have been well received by its distributor network and have been successful in enhancing customer relations and generating incremental sales. Company sales personnel also conduct seminars with individual distributors designed to assist them in developing sales and marketing programs, to educate distributors in ways of improving the success of their customers' fund-raising efforts and to provide management assistance to certain distributors. The Company makes available to distributors catalogs of the Company's full product line on which distributors may imprint their names and which they may give to their customers.

         Video King markets its electronic gaming equipment through the Company's distributor network, by submitting proposals to bid tenders by governmental entities, principally in the United States and Canada, and by soliciting for-profit gaming markets and by submitting proposals directly to Native American gaming facilities. Solicitation of charitable and for-profit gaming markets is performed primarily by the Company's existing sales staff. Video King also markets its equipment by displaying such equipment at selected trade shows and exhibitions.

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

         During 1996, approximately 60% of sales were to the United States, 37% to Canada, with the balance representing sales to other foreign countries. For further information regarding foreign and domestic operations and export sales, see "Note 16 to Notes to Consolidated Financial Statements."

         The Company had no single customer that accounted for more than 10% of its gross revenues during 1996, 1995, and 1994.

SEASONALITY

         The Company's business is somewhat seasonal as its sales are stronger during the first half of the year than during the second half of the year.

BACKLOG

         As of December 31, 1996, and 1995, the dollar amount of backlog orders believed to be firm amounted to $6,085,000 and $3,513,000, respectively.

MANUFACTURING PROCESS

         The Company utilizes technologically advanced equipment to manufacture its products, such as its patented process for printing and collating bingo cards. Manufacturing personnel take an active part in the research and development process to ensure that continual improvements in cost control, quality and technology are achieved. The Company has begun a project to implement perpetual inventory and material resource planning programs at all manufacturing locations via networking on a main frame computer.

         As a result of the Trade Acquisition the Company expects to reduce manufacturing costs through the consolidation of the Company's domestic production of pulltabs at Trade Products' manufacturing facility. In addition, the Company plans to shift a greater volume of its bingo paper production to its Texas border facilities, thereby taking advantage of lower production costs.

         BINGO PAPER. The Company manufactures bingo cards on a number of specialized high-speed web presses capable of printing a variety of different game cards in configurations of 24, 30, 36 and 48 cards per sheet. The bingo cards are produced for inventory and then sold unfinished or are cut and packaged to meet customer specifications.

         PULLTAB TICKETS. In manufacturing pulltab tickets, the Company utilizes a number of high speed, multicolor offset presses and a variety of other equipment, including laminators, collators, die-cutters and serial numbering machinery.

         INK DABBERS. The Company manufactures ink dabbers and refills through automated liquid filling lines and utilizes injection molding for the manufacture of ink dabber bottles. The Company has the ability to customize ink dabbers by applying unique and distinct labels. A number of ink formulas have been developed specifically for use in the bingo industry, but the ink can also be sold to a variety of other markets.

SUPPLIERS

         The components for the Company's bingo equipment, and the paper and other materials used in printing bingo sheets and pulltab tickets, are generally available from various suppliers at competitive prices. As a result, the Company is generally not dependent on any single supplier. The Company experienced significant price increases in paper products during 1995. During the first half of 1996, the price of paper products stabilized and the Company has recently experienced modest decreases. The equipment, accessories and supplies which the Company distributes are standard items and are available from other manufacturers.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company maintains a continuous product development program intended to enhance the Company's product lines and increase the Company's market penetration. Product development efforts in the bingo paper and pulltab ticket product lines are directed toward new product development as well as improvement of the graphic design of its current lines. The market for pulltab tickets, in particular, is an ever-changing one requiring the continual introduction of new pulltab tickets in response to changing consumer preferences of design and color.

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

         Video King has substantially completed the design of its principal products and will maintain a reduced research and development program to develop new products and to ensure that the technology employed in Video King's product line is state-of-the-art and that the features offered in its gaming products are as comprehensive as any found in the market place.

         During 1996, 1995 and 1994, total research and development expenses totaled approximately $143,000, $745,000 and $784,000, respectively, of which $66,000, $682,000 and $727,000, respectively, represented research and development expenses related to Video King.

GOVERNMENT REGULATION

         OVERVIEW. The Company is subject to regulation by authorities in most jurisdictions in which its bingo, bingo-related products and electronic gaming systems are sold or used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction, and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products can be lengthy and expensive. Many jurisdictions have comprehensive licensing, reporting and operating requirements with respect to the sale and manufacture of bingo and bingo-related products, including bingo paper, pulltab tickets and electronic bingo equipment. These licensing requirements have a direct impact on the conduct of the day-to-day operations of the Company. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products or its personnel will receive or be able to maintain any necessary gaming licenses, other approvals or findings of suitability. The loss of a license in a particular state will prohibit the Company from selling products in that state and may prohibit the Company from selling its products in other states. The loss of one or more licenses held by the Company could have an adverse effect on the Company's business.

         NATIVE AMERICAN GAMING. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and the Indian Gaming Regulatory Act ("IGRA"). Under IGRA, gaming activities are classified as Class I, II or III. Under IGRA, Class II gaming includes bingo, and, if played at the same location as bingo, pulltab tickets, and Class III gaming includes slot machines, video lottery terminals and casino style games, Native Americans may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state or the tribe, some establish equipment standards that may limit or prohibit the placement of electronic gaming systems on Indian lands; and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

         REGULATION OF TRADITIONAL BINGO PRODUCTS AND PULLTAB TICKETS. Traditional paper bingo is legal in all states in the United States except Arkansas, Hawaii, Tennessee and Utah, and is legal in each of the Canadian provinces, and each of the two Canadian territories. Not all of the Company's products are eligible for sale in every locality to which the Company ships products. The Company routinely contacts state agencies to determine the existence and nature of any state and local restrictions applicable to its products in order to comply with such restrictions.

         Pulltab tickets currently are legal in 38 states, Each state has developed regulations that impact the style of play for its market. In several states, including Alaska, Minnesota, Nebraska, North Dakota and Washington, it is legal for bars and taverns to sell pulltab tickets on their premises. In Minnesota and North Dakota, pulltab tickets are sold by licensed nonprofit organizations in taverns, while in Alaska and Nebraska, taverns sell pulltab tickets as sales agents of licensed nonprofit organizations. In Washington, taverns sell pulltab tickets directly to their customers. In addition, Ontario allows the sale of pulltab tickets at third-party retail locations under charity license.

         At present, the states of Alaska, Colorado, Illinois, Idaho, Iowa, Indiana, Kentucky, Kansas, Louisiana, Maine, Michigan, Minnesota, Missouri, Mississippi, Nebraska, New Hampshire, New Jersey, New York North Dakota, Oklahoma, Pennsylvania, South Dakota, Texas, Vermont, West Virginia, Washington and Wisconsin require bingo and/or charitable gaming manufacturers and/or suppliers to be licensed. The Company is currently licensed in each of these jurisdictions, except for Maine. The Company has not applied for a license in Maine and does not conduct activities which it believes are subject to licensing in that state. The Company is permitted to and does ship products to licensed distributors in Maine. The Company also holds a Bingo Suppliers License in the City of Los Angeles, California and licenses from several Native American tribes which require licensing through their own tribal gaming commissions. The provinces of Ontario, New Brunswick and Nova Scotia all require the registration of manufacturers. The Company is registered in Ontario and New Brunswick and permitted to do business in Nova Scotia pending completion of a background investigation.

         REGULATION OF ELECTRONIC GAMING SYSTEMS. The Company's electronic products, including System 12(TM) and Power Bingo King(TM), are more heavily regulated than traditional paper bingo, and federal, state, provincial, tribal and local regulations vary significantly by jurisdiction.

         IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." The Company has applied for but has not yet received an advisory opinion from the NIGC that its System 12(TM) electronic bingo system is considered a Class II game under IGRA. The Company believes that both its System 12(TM) and Power Bingo King(TM) are Class II games and has received a written legal opinion that System 12(TM) would be classified as a Class II game. In the event that either System 12(TM) or Power Bingo King(TM) is classified as a Class III device, such a designation would either (a) reduce the potential market for the devices, because only Indian gaming halls that had entered into a Tribal-State Compact that permits Class III electronic gaming systems would be permitted to use the device, or (b) require the Company to modify System 12(TM) or Power Bingo King(TM) to have it reclassified as a Class II game. It is difficult to speculate as to what modifications may be required in the event of such a classification. If programmed to play video poker, video keno, video bingo, video slots or video pulltab tickets, then System 12(TM) is subject to the full range of regulations applicable to Class III gaming systems.

         Electronic bingo is less widely permitted than paper bingo, largely because many states laws and regulations were written before electronic bingo was introduced. Electronic bingo is currently operated in some locations in Arizona, California, Florida, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Nevada, New Hampshire, New York, New Mexico, North Dakota, Oregon, Pennsylvania, South Dakota, Texas, Vermont and Washington. Because most state laws and regulations are silent with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in these states.

         Some states require the inspection, approval or modification of electronic bingo systems before sale in those states. The Company has submitted System 12(TM) for approval in Mississippi but has not yet submitted, nor received, approval for System 12(TM) in any other charitable gaming jurisdiction in the United States. The Company is licensed by the Colorado Limited Gaming Commission to manufacture and sell slot machines in Colorado. This license will permit the Company to market System 12(TM) in Colorado once the system is tested and approved.

         Though Canadian Federal law prohibits the playing of games of chance on or through slot machines, computer or video devices, this law excepts halls operated or authorized by the provincial governments. The Manitoba Lottery Commission has installed System 12(TM) in its government-owned bingo halls. The Company is currently marketing System 12(TM) to the other provincial governments. Ontario is currently the only province which permits the use of hand-held bingo systems, and such systems must be used in conjunction with paper bingo.

         GENERAL REGULATION OF STOCKHOLDERS AND OTHER SECURITYHOLDERS OF PUBLICLY TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Company's Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. The gaming laws and regulations of some jurisdictions provide that beneficial owners of more than 5% of the Company's Common Stock and holders of the Company's Notes may be subject to certain reporting procedures and may be required to be investigated and licensed, qualified or found suitable as such. The Company's Certificate of Incorporation authorizes the Company under certain circumstances to redeem at the lesser of the holder's original investment in the Company or the current market price of the Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

         FEDERAL REGULATION. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to transport in interstate or foreign commerce or receive from interstate or foreign commerce any gambling device or component thereof, unless the person is first registered with the Attorney General of the United States. The Company has registered and must renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act is a crime and may result in seizure and forfeiture of the equipment, as well as other penalties.

         APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all, If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

COMPETITION

         The markets in which the Company's products compete are highly competitive. The principal competitive factors in the bingo paper and pulltab ticket markets are quality, service and price. The Company's electronic bingo systems, System 12(TM) and Power Bingo King(TM), compete with a number of other manufacturers of electronic bingo systems, none of whom manufacture a full line of bingo or bingo-related products. The Company believes that through its strong distribution network, manufacturing facilities and technology it will be able to maintain its current position as North America's leading manufacturer of a full line of bingo and bingo-related products.

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

EMPLOYEES

         As of December 31, 1996, the Company had 1,840 full-time employees in the United States, Canada, and Mexico, of which 146 employees of Stuart Entertainment Mexico are members of a union subject to a collective bargaining agreement. The collective bargaining agreement does not place any significant financial or operational burdens on the Company. The Company considers its relations with its employees to be good.

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

ITEM 2. PROPERTIES

FACILITIES

         The Company's corporate offices are located in Council Bluffs, Iowa. The following table sets forth the principal properties of the Company as of December 31, 1996.

                                   BUSINESS                   OWNED OR          EXPIRATION        SQUARE
      LOCATION                     SEGMENT                     LEASED            OF LEASE          FEET
      --------                     -------                     ------            --------          ----
 Council Bluffs, Iowa              Bingo paper                Owned                    N/A       155,000
                                   Pulltab tickets
 Council Bluffs, Iowa              Ink dabbers                Leased            09/30/1997        27,000
 Council Bluffs, Iowa              Bingo paper                Leased            12/31/1997(1)     34,500
                                   Pulltab tickets
 St. Catharines, Ontario           Bingo paper                Leased            08/31/2000(2)    158,000
                                   Pulltab tickets
                                   Ink dabbers
 St. Catharines, Ontario           General merchandise        Leased            08/31/2000(3)     24,057
 Littleton, Colorado               Video King gaming          Leased            08/31/2001(4)     20,000
                                   systems
                                   Bingo hall equipment
 Lynnwood, Washington              Pulltab tickets            Leased            11/13/2006(4)    165,000
                                   Bingo paper
                                   Ink dabbers
 Reynosa, Mexico                   Bingo paper                Leased            08/15/1998(3)     26,900
 Reynosa, Mexico                   Bingo paper                Leased            12/31/1998(3)     55,600

 _______________
 (1) The Company has the option to renew this lease for two additional one-year periods.
 (2) The Company has the option to renew the lease for two additional five-year periods.
 (3) The Company has the option to renew the lease for one additional five-year period.
 (4) The Company has the option to renew the lease for one additional ten-year period.

         Substantially all of the Company's property and equipment is subject to liens to secure borrowings by the Company under its bank and other financing agreements.

         In general, the Company's properties and equipment are in good condition and are considered to be adequate for their present use.

ITEM 3. LEGAL PROCEEDINGS

         The Company has been sued for patent infringement in the United States District Court for the District of Nevada by Fortunet, Inc. ("Fortunet") The suit consists of two counts. The first count concerns a device known as the Bingo Card Minder that was marketed by the Company and manufactured by Bingo Card Minder Corp., who is co-defendant for the first count. The Company no longer markets the Bingo Card Minder. The second count is against the Company and alleges that the System 12TM electronic bingo system manufactured by Video King infringes three patents owned by Fortunet. The Company does not believe that System 12(TM) infringes any of the patents and that the three patents are invalid. The Company has requested that the United States Patent and Trademark Office ("PTO") re-examine the three patents. The PTO has granted the Company's request as to two patents; the PTO agreed that a substantial new question of patentability exists as to such patents. The PTO has not acted on the request for the reexamination of the third patent, which was filed approximately four months after the request for re-examination of the first two patents. The Company believes that it will be successful in defending the suit on both counts.

         In June 1996, the Company was sued by Arrow International ("Arrow") for a declaratory judgment that Arrow was not infringing three patents held by the Company. The Company had previously sent Arrow a cease and desist letter. Arrow also claimed that the Company was infringing a patent that was issued in 1984 and reissued in 1993. The Company is defending such claim and has also counterclaimed for damages for infringement on the three patents referred to above.

         In July 1996, the Company was sued by William G. Kellen in a suit flied in Los Angeles Superior Court. The Company had previously entered into a marketing and manufacturing agreement with Power Bingo Corporation. In the suit the plaintiff has alleged that he had a preexisting exclusive distribution agreement with Power Bingo Corporation for various geographic areas including the State of Texas. The plaintiff has alleged that Power Bingo Corporation has breached one or more contracts with him and that the Company interfered with his alleged contract. The Company intends to defend the suit and believes the claims against it are without merit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this Report.

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

1996:                                      HIGH        LOW
-----                                      ----        ---
         First Quarter                     $8 1/4      $4 1/8
         Second Quarter                    $7          $4 1/2
         Third Quarter                     $6 7/8      $5 5/8
         Fourth Quarter                    $6 1/4      $4 1/4

1995:                                      HIGH        LOW
-----                                      ----        ---
         First Quarter                     $5 1/2      $4 5/8
         Second Quarter                    $4 7/8      $2 1/4
         Third Quarter                     $5 1/4      $3
         Fourth Quarter                    $8 1/4      $4


         At March 25, 1997, the Common Stock was held by 1,692 stockholders of record.

         The Company has not paid any cash dividends on its Common Stock during the past two years. The Board of Directors expects to follow a policy during the foreseeable future of retaining earnings for use in the Company's business; further, the payment of cash dividends is restricted by the New Credit Agreement and the indenture for the Notes.

ITEM 6. SELECTED FINANCIAL DATA

         The financial data presented below are derived from the consolidated financial statements of the Company. The selected financial data for each of the years in the three-year period ended December 31, 1996 are derived from the consolidated financial statements of the Company which have been audited and reported upon by Deloitte & Touche LLP, independent accountants. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein.

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                    1996        1995      1994      1993    1992
                                                    ----        ----      ----      ----    ----
                                                        (IN THOUSANDS, EXCEPT PER-SHARE DATA)

SUMMARY OF OPERATIONS:
Net sales                                         $110,636  $109,882   $59,158   $53,937   $52,519
Gross margin                                        32,873    35,160    16,171    13,770    14,542
Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
   principle                                        (1,298)      786    (1,608)      512     1,720
Net income (loss)                                   (2,231)      786    (1,608)      699     1,720
EBITDA                                              12,049    12,117     1,088     3,127     4,693
Earnings (loss) per share before cumulative
   effect of extraordinary loss and change in
   accounting principle-primary                       (.19)      .12      (.45)      .15       .49
Earnings (loss) per share before cumulative
   effect of extraordinary loss and change in
   accounting principle-fully                         (.19)      .11      (.45)      .15       .49
   dilutive
Earnings (loss) per share-primary                     (.32)      .12      (.45)      .20       .49
Earnings (loss) per share-fully dilutive              (.32)      .11      (.45)      .20       .49
Average common and common equivalent
   shares outstanding-primary                        6,886     6,706     3,561     3,524     3,519
Average common and common equivalent
   shares outstanding-fully dilutive                 6,886     7,053     3,561     3,524     3,519

                                                                      DECEMBER 31,
                                                                      ------------
                                                    1996        1995      1994      1993    1992
                                                    ----        ----      ----      ----    ----
                                                                 (DOLLARS IN THOUSANDS)

FINANCIAL CONDITION:
Working capital                                   $ 54,025   $20,018   $14,454    $3,742    $3,461
Current ratio                                          3.5       1.8       1.7       1.2       1.3
Total assets                                       154,595    98,994    88,977    37,301    33,764
Long-term debt                                     100,396    39,586    34,146     3,949     4,748
Stockholders' equity                                30,358    32,040    30,153    15,140    14,168

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This 10-K filing contains, in addition to historical information, forward-looking statements that include risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, regulatory changes, competition, the acceptance of new product offerings and other factors discussed elsewhere in this 10-K. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

         The Company's business strategy is to enhance its position as North America's leading manufacturer of a full line of bingo and bingo-related products. The Company maintains an ongoing product development program focused on enhancing existing product lines, creating product line extensions and developing new products. Historically, the Company has successfully integrated acquisitions and strategic alliances into its growth strategy, such as the Bazaar Acquisition which broadened its Canadian customer base. In 1995, the Company acquired The Reliable Corporation of America ("Reliable") (the "Reliable Acquisition") in order to expand its customer base and to acquire the rights to Reliable's patented manufacturing technology. In 1996, the Company completed the Trade Acquisition in order to expand the Company's pulltab ticket product line and increase its pulltab market share in the United States. The results of operations of Bazaar, Reliable and Trade Products have been consolidated since the date of the Bazaar Acquisition, the Reliable Acquisition and the Trade Acquisition, respectively.

         Results for the year ended December 31, 1996 include two one-time charges: (a) a restructuring charge of $3.3 million related to the consolidation of manufacturing operations to occur in 1997 ( see "Note 14 to Notes to Consolidated Financial Statements") and (b) a charge of $1.1 million to cost of goods sold related to the application of purchase accounting to the finished goods of Trade Products that were sold during the period November 13, 1996 through December 31, 1996. In addition, the Company recorded an extraordinary loss in the fourth quarter of 1996 of $933,000, net of income taxes, to write off unamortized debt issuance costs related to the repayment of debt under its Prior Credit Agreement (as defined herein) (see "Note 6 to Notes to Consolidated Financial Statements").

         Results for the year ended December 31, 1995 include two one-time charges: (a) a charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995 and (b) a one-time pre-tax charge of $819,000 related to the discontinuance of operations of Stuart Entertainment Limited ("Stuart Entertainment England"), a joint venture between the Company and Bazaar to manufacture products in the United Kingdom. In 1995, Stuart Entertainment England recorded losses of $2.1 million which included the one-time pre-tax charge of $819,000 (see "Note 9 to Notes to Consolidated Financial Statements").

         Results for the year ended December 31, 1994 include two one-time charges: (a) a charge of $381,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold during the period of December 14, 1994 through December 31, 1994 and (b) a $2.0 million charge relating to the termination of a consulting agreement (see "Note 11 to Notes to Consolidated Financial Statements").

         The Company will incur a one-time charge in the first quarter of 1997 of $1.5 million to complete the transaction to cost of goods sold related to the application of purchase accounting to the finished goods of Trade Products that are expected to be sold during that period.

         The following data sets forth operating data from the Company's Consolidated Statements of Operations stated as a percentage of net sales.

                                                           HISTORICAL
                                                           YEARS ENDED
                                                          DECEMBER 31,
                                                  ---------------------------
                                                   1996       1995       1994
                                                   ----       ----       ----
Net sales                                         100.0%     100.0%     100.0%
Cost of goods sold                                 70.3       68.0       72.7
                                                  -----      -----      -----
Gross profit                                       29.7       32.0       27.3
Selling, general and administrative expenses       22.9       24.2       24.2
Restructuring charge                                3.0         --         --
United Kingdom charge                                --        0.7         --
Termination of consulting agreement                  --         --        3.4
Amortization of goodwill                            0.9        0.8        0.1
Equity in (earnings) losses of joint ventures        --       (0.1)       1.7
                                                  -----      -----      -----
Income (loss) from operations                       2.9%       6.4%       2.1%
                                                  =====      =====      =====

RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995

         Net Sales. Net sales were $110.6 million for the year ended December 31, 1996, an increase of $754,000 or 0.7% from $109.9 million for the year ended December 31, 1995. The increase was attributable to a combination of the following: (i) an increase in sales of $3.3 million related to the acquisition of Trade Products and (ii) an increase in electronics and bingo hall equipment sales of $3.1 million, primarily due to a $2.4 million in sales of System 12(TM) electronic bingo and gaming units, which increases were partially offset by (a) a decrease in sales of $1.3 million related to the shutdown of Stuart Entertainment England; and (b) a decrease of sales of consumable products of $3.8 million, primarily in the United States. The Company experienced competitive pricing pressures during 1996 which are expected to continue in 1997.

         Cost of Goods Sold. Cost of goods sold, as a percentage of sales, was 70.3% for the year ended December 31, 1996, an increase of 2.3 percentage points from 68.0% for the year ended December 31, 1995. Excluding the application of purchase accounting adjustments recorded in the fourth quarter of 1996 to the finished goods inventory of Trade Products and in the first quarter of 1995 to the finished goods inventory of Bazaar, cost of sales, as a percentage of sales, for the years ended December 31, 1996 and 1995 was 69.3% and 67.6%, respectively. The increase is primarily attributable to production inefficiencies in the pulltab ticket and bingo hall equipment product lines and a less favorable sales mix in consumable products. Costs are expected to decline as certain manufacturing operations are consolidated and the Company begins shifting a greater volume of its bingo paper products to its Texas border facilities, thereby taking advantage of lower production costs.

         Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $25.3 million for the year ended December 31, 1996, a decrease of approximately $1.3 million or 4.8% from $26.6 million for the year ended December 31, 1995, which includes a $1.1 million increase in SG&A from the inclusion of the operations of Trade Products.

         Excluding the effect of the inclusion of the operations of Trade Products, the decrease in SG&A expenses of $2.4 million is primarily due to four factors: (i) the discontinued operation of Stuart Entertainment England in 1995; (ii) consolidated synergies related to the acquisitions of Bazaar and Reliable; (iii) improved bad debt experience; and (iv) the continued impact of a cost reduction program implemented in 1995. The Company currently anticipates that SG&A expenses, on a consolidated basis, will decline, as a percentage of sales, in the future through the elimination of duplicate corporate overhead expenses, functions and facilities.

         Interest Expense, Net. Interest expense, net of interest income, was $5.3 million for the year ended December 31, 1996, an increase of $889,000 or 20.0% from $4.4 million for the year ended December 31, 1995. The increase is primarily due to the Offering completed in November, 1996.

         Restructuring Charge. The restructuring charge of $3.3 million in the fourth quarter of 1996 was primarily due to the planned consolidation of manufacturing operations during 1997. After the consolidation changes are complete, the Company's U.S. bingo paper products operations will be concentrated at its Texas border facilities and its U.S. pull tab ticket business at its Seattle area facility. Manufacturing operations in St. Catherines, Ontario will continue to serve the majority of the Canadian market.

Years Ended December 31, 1995 and 1994

         Net Sales. Net sales were $109.9 million for the year ended December 31, 1995, an increase of $50.7 million or 86.0% from $59.2 million for the year ended December 31, 1994. The sales growth in 1995 was attributable to the inclusion of the operations of Bazaar for the entire year in 1995 versus only the period from the acquisition date of December 13, 1994 to December 31, 1994 in the prior period, which represented $38.6 million of the increase; the inclusion of Reliable's operations which represented $6.3 million of the increase; and the inclusion of sales from Stuart Entertainment England in 1995, which represented $1.3 million of the increase. The remaining $4.4 million increase in sales is primarily attributable to increased paper sales of $4.9 million, increases in pulltab ticket and ink sales of $1.0 million, offset by decreases in general merchandise and electrical sales of $1.5 million. Excluding the effect of the Bazaar Acquisition and the Reliable Acquisition, bingo paper unit sales increased 3.4% from 1994 to 1995 while pulltab ticket and ink product sales decreased 4.1% and increased 5.1% from 1994 to 1995, respectively.

         Paper and pulltab ticket sales prices increased approximately 13% and 6%, respectively, from 1994 to 1995. The increase largely reflected raw material price increases which the Company was not able to offset through other cost reductions. Ink sales prices were down slightly from 1994 due primarily to an increase in customer demand for lower priced products in the mix of ink products sold.

         Cost of Goods Sold. Cost of goods sold, as a percentage of sales, was 68.0% for the year ended December 31, 1995, a decrease of 4.7 percentage points from 72.7% for the year ended December 31, 1994. The decrease is primarily attributable to (a) a lower cost of goods sold percentage for Bazaar sales versus the historical percentage for the Company, (b) cost savings associated with the movement of more production to its Texas border facilities during 1995, resulting in labor cost savings, (c) overall productivity improvements, and (d) cost savings associated with performing certain pulltab ticket manufacturing operations in-house versus outsourcing them. These improvements were partially offset by increases in raw materials, newsprint paper and general labor rates. In addition, the Company recorded certain other transactions and adjustments in the fourth quarter of 1994 that increased cost of goods sold.

         During 1994 and 1995, the Company experienced significant increases in the price of paper products purchased for the manufacturing of bingo paper and pulltab tickets and for packaging. As noted above, the Company initiated sales price increases on bingo paper and pulltab tickets during this period to the extent that it was not able to offset these increases through cost savings.

         Selling, General and Administrative Expenses. SG&A expenses were $26.6 million for the year ended December 31, 1995, an increase of approximately $12.3 million or 86.0% from $14.3 million for the year ended December 31, 1994. The inclusion of Bazaar and Reliable operations in fiscal 1995 results represent an increase of $12.8 million.

         Excluding the effect of the inclusion of Bazaar and Reliable operations, the approximate $542,000 decrease in SG&A is primarily due to lower bad debt expense in 1995 due to a $1.1 million increase recorded in 1994 for the allowance for doubtful accounts related to the financial condition of two customers and certain other transactions and adjustments recorded in the fourth quarter of 1994. The expense reductions were partially offset by increases in employee compensation, fringe benefits and related costs, amortization of goodwill for the 12-month period, corporate expenses related to the consolidation of the acquired companies and higher sales promotion activities. The increase in employee compensation and fringe benefits in 1995 compared with 1994 was due largely to a change in the structure of management compensation and to an increase in the number of employees and salary levels related in part to the consolidation of Bazaar and Reliable.

         Equity in (Earnings) Losses of Joint Ventures. Equity in (earnings) losses of joint ventures totalled ($129,000) for the year ended December 31, 1995, compared to $980,000 for the year ended December 31, 1994. Prior to December 13, 1994, the earnings or loss for Stuart Entertainment Mexico was allocated to the Company based on the percentage of total production that was sold to the Company. The equity in (earnings) losses for Stuart Entertainment England represented 50.0% of the net operating loss for the period January 1, 1994 through December 13, 1994. With the Bazaar Acquisition, Stuart Entertainment England and Stuart Entertainment Mexico became, in effect, wholly owned subsidiaries of the Company. For the year ended December 31, 1995, equity in earnings related solely to British Bazaar Company Limited British Bazaar, which is 50% owned by the Company (see "Note 9 to Notes to Consolidated Financial Statements").

         Interest Expense, Net. Interest expense, net of interest income, was $4.4 million for the year ended December 31, 1995, an increase of $3.4 million or 325.6% from $1.0 million for the year ended December 31, 1994. Approximately $2.1 million of the increase was due to the consolidation of Bazaar and Reliable in fiscal 1995 results. The remainder of the increase in interest expense was due primarily to higher interest rates in 1995 and significantly higher borrowing levels for the year ended December 31, 1995 compared to borrowing levels for the year ended December 31, 1994 which were largely related to the Bazaar Acquisition, the Reliable Acquisition and higher working capital requirements.

         United Kingdom Charge. During the second quarter of 1995, the Company signed a licensing and marketing agreement with Playprint. This agreement gave the Company the opportunity to redeploy its assets in the United Kingdom, and discontinue its United Kingdom manufacturing operation. The Company recorded a one-time pre-tax charge of $819,000 in 1995 related to the costs incurred in the shutdown of the manufacturing facility in the United Kingdom and to consolidate its activities with Playprint.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are for the purchase and carrying of inventory, the carrying of accounts receivable, the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the past two years are as follows:

(Dollars in thousands)                  1996       1995
                                        ----       ----
Working capital                        $54,025    $20,018
Current ratio                              3.5        1.8
Total long-term debt                   100,396     39,586
Shareholders' equity                    30,358     32,040
Total capitalization                   131,124     79,523
Debt to capitalization ratio              76.8%      59.7%
Capital expenditures                     2,654      3,409

FINANCING ACTIVITIES

On November 13, 1996, the Company completed the Offering of $100 million aggregate principal amount of its 12.5 percent Senior Subordinated Notes due November 15, 2004. Interest on the Notes will be payable semi-annually on each May 15 and November 15 commencing May 15, 1997.

The Indenture governing the Notes imposes certain covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) incur liens or (iv) incur indebtedness that is subordinated in right of payment to any Senior Indebtedness (as defined in the Indenture) and senior in right of payment to the Notes. Such covenants are subject to certain limitations and exceptions.

The Indenture also provides that upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to purchase all or a portion of such holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued interest to the date of purchase. In such event, there can be no assurance that the Company will have available funds sufficient to pay the Change of Control purchase price for all of the Notes, and the Company expects that it would seek third party financing to the extent it does not have available funds to meet its purchase obligations. There can be no assurance that the Company would be able to obtain such financing.

In November 1996, the Company also entered into the New Credit Agreement which consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference of the base rate or the LIBOR rate, at the Company's option, plus the applicable interest margin as defined in the New Credit Agreement. At December 31, 1996, the Company had not yet drawn any amounts under the New Credit Agreement. In March 1997, the Company entered into a First Amendment to the New Credit Agreement which amended certain definitions and reporting requirements and sets forth certain conditions which the Company must meet before drawing any amounts under the New Credit Agreement.

Prior to the Offering, the Company was party to a credit agreement (the "Prior Credit Agreement") with Bank of America National Trust and Savings Association, as U.S. Agent, the Chase Manhattan Bank (National Association), Bank of America Canada, as Canadian Agent, and the Chase Manhattan Bank of Canada with a senior secured revolving line of credit of $23.0 million and a senior secured loan facility of $15.0 million, which included a U.S. facility and a Canadian facility. The Company repaid all outstanding balances under the Prior Credit Agreement with the proceeds from the Offering. The Prior Credit Agreement was terminated and the Company entered into the New Credit Agreement. In conjunction with the closing of the New Credit Agreement, the Company recorded an extraordinary loss of $ 933,000, after income taxes, to write off unamortized debt issuance costs on the Prior Credit Agreement.

Management believes that under the Company's current operating plan, the cash flow from operations, the New Credit Agreement of $30.0 million (of which no amounts were outstanding at December 31, 1996) and excess cash on hand will be sufficient to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures and working capital requirements.

Additionally, part of the Company's long-term plan includes business acquisitions and strategic alliances. In order to implement its long-term plan, the Company will utilize the sources of capital discussed above and may also raise capital through equity or debt offerings. However, there can be no assurance that such financing will be available to the Company on favorable terms, if at all.

CASH FLOWS

The cash balances at December 31, 1996, 1995 and 1994 were $13.7 million, $943,000 and $2.1 million, respectively. The changes in cash for the last three years were:

(Dollars in thousands)                      1996      1995       1994
                                            ----      ----       ----
Operating Activities:
     Net income (loss)                    $(2,231)  $   786    $(1,608)
     Other operating activities             8,359     4,474      6,280
     Working capital resources             (4,664)   (7,050)    (3,470)
                                          -------   -------    -------
     Total Operating Activities             1,464    (1,790)     1,202
Investing Activities                      (38,150)     (682)   (30,396)
Financing Activities                       49,475     1,299     30,798
                                          --------  -------    -------

Net change in cash and cash equivalents   $12,789   $(1,173)   $ 1,604
                                          =======   =======    =======


         Total trade receivables increased $7.8 million from $18.2 million at December 31, 1995 to $26.0 million at December 31, 1996. The increase is due primarily to the acquisition of Trade Products ($6.9 million), price increases, overall sales increases and longer collection periods. Total notes receivable (including current and long-term portions) decreased slightly from a balance of $2.4 million at December 31, 1995 to $2.2 million at December 31, 1996. During 1996, trade receivables totaling $788,000 were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long-term growth plans. In accordance with generally accepted accounting principles, the Company has an allowance for doubtful accounts related to its accounts and notes receivable. The Company periodically reviews these allowances for reasonableness.

         Inventories increased $6.1 million from $22.0 million at December 31, 1995 to $28.1 million at December 31, 1996. The increase is due primarily to the acquisition of Trade Products ($6.6 million) partially offset by lower cost of paper products used to manufacture bingo paper. Inventory levels fluctuate on a seasonal basis and modest increases in the costs of paper products are currently expected in 1997.

         Trade payables and accrued liabilities increased a combined $4.1 million from $16.6 million at December 31, 1995 to $20.7 million at December 31, 1996. The increase is due primarily to the acquisition of Trade Products ($2.5 million) and the accrual for Restructuring Charges ($3.3 million) recorded in the fourth quarter of 1996 (see "Note 14 to Notes to Consolidated Financial Statements") partially offset by a reduction in trade payables.

CAPITAL EXPENDITURES

         The Company's capital expenditures were $2.8 million during 1996 compared with $3.4 million during 1995. The Company's capital expenditure program has historically focused on the purchase of equipment designed to increase production capacity and improve manufacturing efficiencies, In 1996, a greater portion of the Company's capital expenditures were allocated to the upgrading and development of management information systems and telephone systems. During 1997, the Company's capital expenditure program will focus on the purchase of equipment designed to increase production capacity, improve manufacturing efficiency and the upgrading and development of its management information systems.

INFLATION

         Management does not believe that inflation has had or is expected to have any significant adverse impact on the Company's financial condition or results of operations for the periods indicated.

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

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholdes to be held May 20, 1997 regarding directors and officers of the Company and compliance with Section 16(a) of The Exchange Act is incorporated herein by reference in response to this item.

ITEM 11.         EXECUTIVE COMPENSATION

         The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 20, 1997 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997 regarding security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1997 regarding certain relationships and related transactions is incorporated herein by reference in response to this item.

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

         (b)     Reports on Form 8-K

         1. A Current Report on Form 8-K dated October 14, 1996 was filed under Item 5.

         2. A Current Report on Form 8-K dated November 13, 1996 was filed under Item 2 and Item 5.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STUART ENTERTAINMENT, INC.



Dated:  March 24, 1997                     By /s/ Timothy R. Stuart
                                              ----------------------------------
                                           Timothy R. Stuart, President




/s/ Sangwoo Ahn             Director                      March 24, 1997
------------------------
    Sangwoo Ahn

/s/ Albert F. Barber        Vice Chairman of the Board    March 24, 1997
------------------------    and Chief Executive Officer
    Albert F. Barber

/s/ Perry J. Lewis          Director                      March 24, 1997
------------------------
    Perry J. Lewis

/s/ Harry Poll              Director                      March 24, 1997
------------------------
    Harry Poll

/s/ Ronald G. Rudy          Director and Executive        March 24, 1997
------------------------    Vice President
    Ronald G. Rudy

/s/ Richard D. Spizzirri    Director                      March 24, 1997
------------------------
    Richard D. Spizzirri

/s/ Ira Starr               Director                      March 24, 1997
------------------------
    Ira Starr

/s/ Leonard A. Stuart       Chairman of the Board         March 24, 1997
------------------------
    Leonard A. Stuart

/s/ Timothy R. Stuart       President, Chief Operating    March 24, 1997
------------------------    Officer and Director
    Timothy R. Stuart

         SIGNATURE          TITLE                                       DATE
         ---------          -----                                       ----
/s/ Stanley M. Taube        Director                      March 24, 1997
------------------------
    Stanley M. Taube

/s/ Paul C. Tunink          Vice President-Finance,       March 24, 1997
------------------------    Treasurer and
    Paul C. Tunink          Chief Financial Officer


STUART ENTERTAINMENT, INC. AND SUBSIDIARES

INDEX TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                      PAGE
  Independent Auditors' Report                                         F-2

  Consolidated Statements of Operations for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-3

  Consolidated Balance Sheets as of December 31, 1996 and 1995         F-4

  Consolidated Statements of Stockholders' Equity for the
    Years Ended December 31, 1996, 1995 and 1994                       F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996, 1995 and 1994                                   F-6

  Notes to Consolidated Financial Statements                       F-7 to F-25

  Financial Statement Schedules:
    Schedule II - Valuation and Qualifying accounts                    F-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stuart Entertainment, Inc.
Council Bluffs, Iowa

We have audited the accompanying consolidated balance sheets of Stuart Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stuart Entertainment, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 14, 1997

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                               1996         1995          1994
NET SALES                                                                   $ 110,636    $ 109,882     $  59,158
COST OF GOODS SOLD                                                             77,763       74,722        42,987
                                                                            ---------    ---------     ---------
GROSS MARGIN                                                                   32,873       35,160        16,171
OTHER EXPENSES AND INCOME:
 Selling, general and administrative expenses                                  25,318       26,581        14,323
 Restructuring charge                                                           3,280            -             -
 United Kingdom charge                                                              -          819             -
 Termination of Consulting Agreement                                                -            -         2,000
 Amortization of goodwill                                                         940          878            96
 Equity in (earnings) losses of joint ventures                                     11         (129)          980
 Interest expense, net                                                          5,337        4,448         1,045
                                                                            ---------    ---------     ---------
      Other Expenses and Income - Net                                          34,886       32,597        18,444
                                                                            ---------    ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                                              (2,013)       2,563        (2,273)
INCOME TAX PROVISION (BENEFIT)                                                   (715)       1,777          (665)
                                                                            ---------    ---------     ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                        (1,298)         786        (1,608)
EXTRAORDINARY ITEM - Loss on extinguishment of debt, net of taxes                 933            -             -
                                                                            ---------    ---------     ---------
NET INCOME (LOSS)                                                           $  (2,231)   $     786     $  (1,608)
                                                                            =========    =========     =========
EARNINGS (LOSS) PER SHARE:
 Income (loss) before extraordinary loss - primary                          $   (0.19)   $    0.12     $   (0.45)
 Extraordinary loss                                                             (0.13)           -             -
                                                                            ---------    ---------     ---------
 Earnings (loss) per share - primary                                        $   (0.32)   $    0.12     $   (0.45)
                                                                            =========    =========     =========
Average Common and Common Equivalent Shares Outstanding - primary           6,885,884    6,705,904     3,560,848
                                                                            =========    =========     =========
 Income (loss) before extraordinary loss - fully dilutive                   $   (0.19)   $    0.11     $   (0.45)
 Extraordinary loss                                                             (0.13)           -             -
                                                                            ---------    ---------     ---------
 Earnings (loss) per share - fully dilutive                                 $   (0.32)   $    0.11     $   (0.45)
                                                                            ==========   =========     =========
 Average common and common equivalent shares outstanding - fully dilutive   6,885,884    7,053,222     3,560,848
                                                                            =========    =========     =========
EBITDA (Note 1)                                                             $  12,049    $  12,117     $   1,088

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                                         1996        1995
CURRENT ASSETS:
 Cash and cash equivalents                                                    $13,732    $   943
 Trade receivables, net of allowance for doubtful accounts of $2,230
   and $2,086                                                                  25,998     18,216
 Current portion of notes receivable, less allowance for doubtful
   accounts of $99 and $199                                                     1,296      1,153
 Inventories                                                                   28,118     21,982
 Income taxes recoverable                                                       2,545          -
 Deferred income taxes                                                          2,581      1,746
 Prepaid expenses and other current assets                                        989        547
                                                                             --------    -------
     Total Current Assets                                                      75,259     44,587

PROPERTY, PLANT AND EQUIPMENT, net                                             29,760     21,117
GOODWILL, net of accumulated amortization of $1,983 and $1,209                 43,726     29,194
OTHER ASSETS, net                                                               5,850      4,096
                                                                             --------    -------
                                                                             $154,595    $98,994
                                                                             ========    =======
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                                               $370    $ 7,897
 Trade payables                                                                11,834     12,512
 Accrued payroll and benefits                                                   2,688      1,967
 Other accrued liabilities                                                      2,893      1,610
 Restructuring charge reserve                                                   3,280          -
 Income taxes payable                                                               -        543
 Deferred income taxes                                                            169         40
                                                                             --------    -------
     Total Current Liabilities                                                 21,234     24,569

LONG-TERM DEBT                                                                100,396     39,586
DEFERRED INCOME TAXES                                                           2,320      2,594
DEFERRED INCOME                                                                   287        205
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
 Common stock   $.01 par value;  30,000,000 and 20,000,000 shares
   authorized; 6,884,376 and 6,753,309 shares outstanding                          69         68
 Additional paid-in capital                                                    27,368     26,384
 Retained earnings                                                              3,294      5,525
 Treasury stock (56,260 shares at cost)                                         (189)      (189)
 Cumulative translation adjustment, net of deferred income taxes                (184)        252
                                                                             --------    -------
     Total Stockholders' Equity                                                30,358     32,040
                                                                             --------    -------

                                                                             $154,595    $98,994
                                                                             ========    =======
See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                          ADDITIONAL                          CUMULATIVE
                                                              COMMON       PAID-IN      RETAINED    TREASURY  TRANSLATION
                                                               STOCK       CAPITAL      EARNINGS     STOCK    ADJUSTMENT    TOTAL
BALANCE, JANUARY 1, 1994                                        $35       $  8,947    $   6,347     $(189)    $    -       $ 15,140

Net loss                                                          -              -       (1,608)        -          -         (1,608)
Issuance of 3,000 shares from exercise of stock options           -              9            -         -          -              9
Issuance of 3,130,435 shares, and warrants on 775,000
 shares, net of issuance costs of $1,344                         31         16,625            -         -          -         16,656
Issuance of warrants on 100,000 shares to
 Mr. Leonard Stuart                                               -            144            -         -          -            144
Translation adjustment, net of deferred taxes of $134             -              -            -         -       (239)          (239)
Paid-in capital from non-qualified stock options issued           -             51            -         -          -             51
                                                                ---       --------    ---------     -----     ------       --------
BALANCE, DECEMBER 31, 1994                                       66         25,776        4,739      (189)      (239)        30,153

Net income                                                        -              -          786         -          -            786
Issuance of 102,609 shares from exercise of stock
 options                                                          1            251            -         -          -            252
Income tax benefit on stock options exercised                     -             25            -         -          -             25
Translation adjustment, net of deferred taxes of $276             -              -            -         -        491            491
Issuance of 55,652 shares in connection with the
 acquisition of Reliable Corporation, net of costs
 of $6                                                            1            313            -         -          -            314
Paid-in capital from non-qualified stock options issued           -             19            -         -          -             19
                                                                ---       --------    ---------     -----     ------       --------
BALANCE, DECEMBER 31, 1995                                       68         26,384        5,525      (189)       252         32,040
Net loss                                                          -              -       (2,231)        -          -         (2,231)
Issuance of 111,067 shares from exercise of stock
 options                                                          1            412            -         -          -            413
Issuance of 20,000 newly authorized shares                        -            108            -         -          -            108
Issuance of warrants on 330,000 shares in connection
 with the acquisition of Trade Products                           -            330            -         -          -            330
Income tax benefit on stock options exercised                     -            127            -         -          -            127
Translation adjustment, net of deferred taxes of $245             -              -            -         -       (436)         (436)
Paid-in capital from non-qualified stock options issued           -              7            -         -          -              7
                                                                ---       --------    ---------     -----     ------       --------
BALANCE, DECEMBER 31, 1996                                      $69       $ 27,368    $   3,294     $ (189)   $ (184)       $30,358
                                                                ===       ========    =========     ======    ======       ========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                     1996       1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                $ (2,231)   $   786    $ (1,608)
 Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Extraordinary item, loss from extinguishment of debt                               1,297          -           -
  Payment on termination agreement                                                       -     (1,200)          -
  Depreciation and amortization                                                      4,515      4,617       1,935
  Amortization of debt financing fees                                                  468        356           -
  Provision for doubtful accounts                                                      (80)       543       1,287
  Termination of consulting agreement                                                    -          -       2,000
  Equity in (earnings) losses of joint ventures                                         11       (129)        980
  Restructuring charge                                                               3,280          -           -
  Deferred income taxes                                                               (587)      (221)     (1,250)
  Other non-cash expenses - net                                                       (395)       508       1,328
  Change in operating assets and liabilities, net of amounts from acquisitions      (4,814)    (7,050)     (3,470)
                                                                                  --------    -------    --------
     Net cash flows from operating activities                                        1,464     (1,790)      1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired                                                (36,764)      (295)    (28,974)
 Costs of acquisitions paid                                                           (524)      (274)       (609)
 Capital expenditures                                                               (2,654)    (1,317)       (818)
 Proceeds from disposals                                                               339        138          43
 Payments received on notes receivable                                               1,453      1,261       1,052
 Investment in joint ventures prior to acquisition                                       -          -        (856)
 Other                                                                                   -       (195)       (234)
                                                                                  --------    -------    --------
     Net cash flows from investing activities                                      (38,150)      (682)    (30,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under prior credit agreements                           (20,917)     8,052       3,077
 Costs of debt financing                                                            (3,873)      (375)     (1,644)
 Proceeds from additions to long-term debt                                               -          -      15,000
 Payments on long-term debt                                                        (25,812)    (6,104)     (2,276)
 Payments on LSA purchase price adjustment                                            (455)         -           -
 Proceeds from sale of common stock                                                      -       (932)     18,000
 Proceeds from issuance of long-term debt                                          100,000        348           -
 Proceeds from exercise of stock options                                               413        277           -
 Costs of stock issuance paid                                                            -         (6)     (1,344)
 Proceeds from other issuances of common stock                                         108          -           9
                                                                                  --------    -------    --------
     Net cash flows from financing activities                                       49,464      1,260      30,822

 Effect of currency exchange rate changes on cash of foreign subsidiaries               11         39         (24)
                                                                                  --------    -------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             12,789     (1,173)      1,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         943      2,116         512
                                                                                  --------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $ 13,732    $   943    $  2,116
                                                                                  ========    =======    ========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(COLUMNAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

   NATURE OF OPERATIONS - Stuart Entertainment, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organziations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit. The Company is also engaged in the manufacture and distribution of electronic gaming equipment, primarily for the Company's bingo markets. The Company does not believe there are any significant concentrations of credit risk.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the Company, its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant intercompany transactions and balances have been eliminated in consolidation.

   USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   FINANCIAL INSTRUMENTS - The carrying values of certain identified notes receivable and long-term debt are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of debt with similar terms and remaining maturities are used to estimate fair values of the notes receivable and long-term debt.

   CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company utilizes a cash management system that includes zero balance accounts. Negative cash balances for such accounts, resulting from outstanding checks, are reclassified to accounts payable in the consolidated financial statements.

   EARNINGS PER SHARE - The number of shares used in the computation of primary and fully dilutive earnings per share for the years ended December 31, 1996, 1995 and 1994 is based upon the weighted average number of shares outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

   EBITDA - EBITDA is defined herein as earnings before interest, taxes, depreciation, amortiztion, purchase accounting adjustments, restructuring charge and extraordinary item. EBITDA is presented because it is a measure a company's ability to service its indebtedness commonly used by investors. However, items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing financial performance; EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows or as a substitute for measures of performance in accordance with generally accepted accounting principles. For more detailed information regarding cash flows from operating, investing and financing activities, see the Statements of Consolidated Cash Flows. EBITDA measures presented herein may not be comparable to other similarly titled measures of other companies.

   FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT - The financial statements and transactions of Bingo Press & Specialty Limited and Stuart Entertainment Limited are maintained in their functional currency, Canadian dollars and British pounds, respectively. Assets and liabilities are translated at current exchange rates at the balance sheet date and stockholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Canadian dollar and British pound financial statements into U.S. dollar financial statements, are accumulated as a separate component of stockholders' equity.

   The financial statements and transactions of Stuart Entertainment S.A. de C.V. (Stuart Entertainment Mexico) are maintained in Mexican pesos and have been remeasured into U.S. dollars. Assets and liabilities are remeasured at the end of period exchange rates, except for property and stockholders' equity which are remeasured at historical exchange rates. The statements of operations have been remeasured at average exchange rates for the periods, except for depreciation which has been remeasured at historical exchange rates. Gains and losses from remeasurement are recognized currently in operations. For the years ended December 31, 1996, 1995 and 1994, the Company recognized a remeasurement (gain) loss of $(12,000), $547,000 and $18,000, respectively.

   INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

   PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful lives of the respective assets, as follows:

   Buildings and improvements                                     10-20 years
   Equipment                                                       3-10 years

   INVESTMENTS - Investments in the common stock of certain affiliated companies are accounted for using the equity method if the Company has the ability to exercise significant influence over the investee's operations and financial policies. Otherwise, the cost method is used.

   DEFERRED FINANCING FEES - Deferred financing fees are being amortized to interest expense using the straight-line method over the respective terms of the credit agreements; five years for the New Credit Agreement and eight years for the Senior Subordinated Notes.

   GOODWILL - Goodwill is amortized on a straight-line basis over periods ranging from ten to forty years. The Company periodically assesses the recoverability of its goodwill and, in 1995, the Company recognized an impairment of goodwill, via a one-time pre-tax charge related to the discontinuation of its manufacturing operations in the United Kingdom (see
   Note 9).

   INCOME TAXES - The Company uses the balance sheet approach of accounting for income taxes, whereby deferred assets and liabilities are recorded at the tax rate currently enacted. The Company's future results may be affected by changes in the corporate income tax rate.

   RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred. For the years ended December 31, 1996, 1995 and 1994, costs of approximately $143,000, $745,000 and $784,000, respectively, were charged to expense.

   REVENUE RECOGNITION - The Company records revenue as products are shipped.

   RECLASSIFICATIONS - Certain reclassifications have been made to the 1994 and 1995 financial statements and supporting footnote disclosures in order to present them in conformity with the 1996 financial statement presentation.

2. ACQUISITIONS

   TRADE PRODUCTS, INC.:

   On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition") for a purchase price of $37.2 million, subject to certain post-closing adjustments, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock, with an exercise price of $7.75 per share.

   The Trade Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $15.5 million. The results of operations of Trade have been consolidated since the date of the Trade Acquisition.

   The pro forma results presented below give effect to the Trade Acquisition, as if such transaction occurred as of the beginning of each period presented. The unaudited pro forma information does not purport to represent the Company's results of operations if such transaction had, in fact, occurred on such dates and should not be viewed as predictive of the Company's financial results in the future.

                                                            YEAR ENDED DECEMBER 31,
                                                            1996               1995
Net sales                                                 $   143,112      $   146,477
Loss before extraordinary loss                            $    (2,587)     $    (1,587)
Net loss                                                  $    (3,520)     $    (1,587)
Loss per share, before extraordinary loss                 $     (0.38)     $     (0.24)
Loss per share                                            $      (0.51)    $     (0.24)
Average common and common equivalent shares outstanding      6,886,000       6,706,000

   BINGO PRESS & SPECIALTY LIMITED:

   On December 13, 1994, the Company completed the acquisition of Len Stuart & Associates Limited ("LSA") (the "Bazaar Acquisition") pursuant to a Stock Purchase Agreement with LSA and Mr. Leonard A. Stuart, the sole shareholder of LSA and the Chairman and former Chief Executive Officer of the Company. LSA was the holding company for i) Bingo Press & Specialty Limited, an Ontario, Canada corporation and a major manufacturer of bingo supplies and related products in Canada, which operates under the trade name Bazaar & Novelty ("Bazaar"), and ii) Niagara Bazaar & Novelty Limited, an Ontario, Canada corporation and a retailer of bingo supplies and related products.

   The Bazaar Acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $27.3 million. The results of operations of Bazaar have been consolidated since the date of the Bazaar Acquisition.

   The pro forma results presented below give effect to the Bazaar Acquisition and the related financing as if such events occurred as of January 1, 1994. The unaudited pro forma information does not purport to represent what the Company's results of operations would have been if such events had, in fact, occurred on such date and should not be viewed as predictive of the Company's financial results in the future.




                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1994
   Net sales                                                   $    94,788
   Net loss                                                    $     (807)
   Loss per share                                              $    (0.12)
   Average common and common equivalent shares outstanding       6,537,000

   THE RELIABLE CORPORATION OF AMERICA, INC.:

   On January 10, 1995, the Company acquired substantially all of the assets and assumed substantially all existing liabilities of The Reliable Corporation of America, Inc. ("Reliable") and two presses owned by one of Reliable's shareholders for a purchase price of $1.3 million, subject to adjustment. The purchase price was paid as follows: i) $200,000 paid in cash, ii) $320,000 paid through the issuance of 55,652 shares of the Company's common stock valued at $5.75 per share, and iii) $780,000 in the form of a promissory note with equal principal payments over 90 months plus accrued interest at a rate of 1% over national prime. The note was paid in November, 1996.

   The Company entered into non-compete agreements with the shareholders of Reliable. Under these agreements, the Company will make monthly payments of approximately $5,000 for 90 months to the Reliable shareholders. The present value of the remaining payments at December 31, 1996 (using a 9% discount factor) is $238,000. The Company also entered into an employment agreement with the President of Reliable which was subsequently terminated by mutual consent.

   The pro forma results of operations for the year ended December 31, 1994 giving effect to the acquisition of Bazaar and Reliable is substantially the same as the pro forma statements presented earlier for the acquisition of Bazaar alone.

3. INVENTORIES

   Inventories consisted of the following at December 31:

                                                             1996          1995
   Raw materials                                         $    3,975    $    3,517
   Work-in-process                                            4,316         5,056
   Finished goods                                            19,827        13,409
                                                         ----------    ----------
                                                         $   28,118    $   21,982
                                                         ==========    ==========

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following at December 31:


                                                            1996          1995
   Land and buildings                                    $    5,739    $    4,950
   Equipment                                                 39,759        29,262
                                                         ----------    ----------
                                                             45,498        34,212
   Less accumulated depreciation                             15,738        13,095
                                                         ----------    ----------
                                                         $   29,760    $   21,117
                                                         ==========    ==========

5. OTHER ASSETS

   Other assets consisted of the following at December 31:



                                                           1996        1995
   Deferred financing costs, net of accumulated
     amortization of $104 and $375                       $    3,768    $ 1,660
   Notes receivable, net of allowance for doubtful
     accounts of $124                                           919      1,261
   Other investments and assets                                 916      1,119
   Investments in joint ventures                                247         56
                                                         ----------    -------
                                                         $    5,850    $ 4,096
                                                         ==========    =======

6. LONG-TERM DEBT

   On November 13, 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the Notes). Interest on the Notes will be payable semi-annually on each May 15 and November 15, commencing May 15, 1997. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company used the proceeds of the private placement to finance the Trade Acquisition, to repay certain existing indebtedness and for general corporate purposes. The Company recorded an extraordinary loss in the fourth quarter of 1996 of $933,000, net of taxes of $571,000, to write-off the unamortized debt issuance costs in the prior credit agreement.

   On November 13, 1996, the Company amended and restated its credit agreement (the "New Credit Agreement"). The New Credit Agreement consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference to the base rate or the LIBOR rate, at the Company's option, plus the applicable interest margin, as defined in the New Credit Agreement. The New Credit Agreement also charges a quarterly non-use fee on any unborrowed funds.

   The New Credit Agreement imposes certain covenants and other requirements on the Company that, among other things, restricts i) the incurrence and existence of indebtedness or contingent obligations; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens;
   (iv) the sale or disposition of assets; (v) investments, loans and advances;
   (vi) capital expenditures; (vii) the payment of dividends and repurchase of common stock; and (viii) acquisitions of the Company. The Company is also required to meet certain consolidated financial tests, including minimum level of net worth, minimum level of consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. As a result of the restructuring charge, the Company was not in compliance with certain covenants at December 31, 1996. The Company has subsequently received a waiver from the bank related to its non-compliance of the covenants.

   The Company may draw amounts under the New Credit Agreement, subject to availability pursuant to a borrowing base requirement, in order to meet its working capital requirements, including issuing letters of credit. The loans are secured by substantially all of the Company's otherwise unencumbered assets, including a pledge of the stock the Company holds in its subsidiaries, except as specifically excluded under the New Credit Agreement. At December 31, 1996, the Company had not yet drawn any amounts under the New Credit Agreement.

   In March, 1997, the Company entered into a First Amendment to the New Credit Agreement which amended certain definitions and reporting requirements and sets forth certain conditions which the Company must meet before drawing any amounts under the New Agreement.

   Long-term debt consisted of the following at December 31:

                                                  1996       1995
   Senior Subordinated Notes                    $100,000    $     -
   Borrowings under Credit Agreement                   -     33,056
   Subordinated note payable to Mr. Stuart             -      5,000
   Notes payable to others                           766      4,758
   Obligations under capital leases                    -      4,669
                                                --------    -------
                                                 100,766     47,483
   Less current portion                              370      7,897
                                                --------    -------
                                                $100,396    $39,586
                                                ========    =======

   NOTES PAYABLE TO OTHERS:

   The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at December 31, 1996 range from approximately one year to five years. At December 31, 1996, these notes bear interest at fixed and variable rates ranging from 6% to 11.25%.

   FUTURE PAYMENTS:

   Long-term debt matures as follows:



     1997                                                          $    370
     1998                                                               118
     1999                                                                69
     2000                                                                76
     2001                                                                83
     Thereafter                                                     100,050
                                                                   --------
                                                                   $100,766
                                                                   ========

7. INCOME TAX PROVISION (BENEFIT)

   Income (loss) before income tax provision (benefit) is as follows for the years ended December 31:



                                             1996         1995        1994
   Domestic                                $(3,766)     $ 2,952     $ (1,890)
   Foreign                                    1,753       (389)         (383)
                                           --------     -------     ---------
                                           $(2,013)     $ 2,563     $ (2,273)
                                           ========     =======     =========

   The income tax provision (benefit) is as follows for the years ended December 31:



                                                        1996    1995    1994
      Current:
       Federal                                        $ (467)  $1,139  $   475
       Foreign                                           371      755       47
       State                                             (32)     104       63
                                                      ------   ------  -------
                                                        (128)   1,998      585
                                                      ------   ------  -------
      Deferred:
       Domestic                                         (669)    (155)  (1,025)
       Foreign                                            82      (66)    (225)
                                                      ------   ------  -------
                                                        (587)    (221)  (1,250)
                                                      ------   ------  -------
                                                      $ (715)  $1,777  $  (665)
                                                      ======   ======  =======

   A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:




                                                       1996     1995    1994
   Statutory tax rate                                 (34.0)%   34.0%  (34.0)%
   State income taxes (net of federal benefit)         (5.4)     2.3    (2.0)
   Foreign tax rates in excess of U.S. federal rates    3.3      4.5    (0.8)
   Tax impact of losses from U.K. venture             (11.9)    17.0     7.4
   Goodwill amortization                               12.5     10.1     1.5
   Research and development credits                       -        -    (2.1)
   Other                                                  -      1.4     0.7
                                                      -----    -----   -----
                                                      (35.5)%   69.3%  (29.3)%
                                                      =====    =====   =====

   Deferred tax assets and (liabilities) are comprised of the following at December 31:



                                                          1996          1995
   Deferred Tax Assets:
   Restructuring charge                                 $ 1,202       $      -
   Allowance for doubtful accounts                          355            458
   Inventory reserves and adjustments                       366            436
   Non-deductible accrued liabilities                       397            803
   Merger reserves                                          261              -
   Other                                                      -             49
                                                        -------       --------
                                                        $ 2,581       $  1,746
                                                        =======       ========
   Deferred Income Tax Liabilities:
   Difference in basis of property and equipment        $(2,346)      $ (2,495)
   Canadian inventory absorption                           (169)           (40)
   Other                                                    (77)            43
   Cumulative translation adjustment                        103           (142)
   Excess losses of U.K. venture                            518            758
   Valuation reserve                                       (518)          (758)
                                                        -------       --------
                                                        $(2,489)      $ (2,634)
                                                        =======       ========

   Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $7,960,000 at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no amount for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

8. STOCK OPTION PLANS

   The Company accounts for its stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.

   The Company had four inactive plans and one active stock option plan during 1996: the 1981 Incentive Stock Option Plan ("1981 ISO Plan"), the 1992 Incentive Stock Option Plan ("1992 ISO Plan"), the 1985 Non-Qualified Stock Option Plan ("1985 NQSO Plan"), the 1992 Non-Qualified Stock Option Plan ("1992 NQSO Plan") and the 1994 Performance Plan.

   The Company adopted the 1981 ISO Plan and the 1992 ISO Plan in order to grant options to certain directors, executive officers and employees, reserving 250,000 and 200,000 shares, respectively, of its common stock for issuance. Options were granted at 100% of market value at the date of grant and became exercisable for up to a ten-year period from the date of grant. The 1981 ISO Plan was terminated on August 18, 1991 and, effective June 3, 1995, options are no longer exercisable. Options are no longer granted under the 1992 ISO Plan.

   The Company adopted the 1985 NQSO Plan and the 1992 NQSO Plan for certain directors, executive officers and employees, reserving 200,000 and 100,000 shares, respectively, of its common stock for issuance. Options granted under the 1985 NQSO Plan were exercisable for periods from five to ten years from the date of grant while options granted under the 1992 NQSO Plan were exercisable for a ten-year period from the date of grant. Options under both plans were granted at prices which exceeded or were less than the fair market value of the shares on the date of grant but were not less than par value. Options are no longer granted under either of these plans.

   The 1994 Performance Plan was adopted December 13, 1994 for certain directors, executive officers, employees and consultants. The Company has reserved 2,500,000 shares of its common stock for issuance. Options granted under this plan may be either incentive stock options or non-qualified stock options. Incentive stock options granted are exercisable for up to a ten-year period and at an exercise price equal to the fair market value of the shares on the date of grant. Non-qualified stock options granted are exercisable at prices and over time periods determined by the Stock Option Committee of the Board of Directors. All options granted under this Plan in 1996, 1995 and 1994 were non-qualified options. At December 31, 1996 there were 497,917 shares available for grant.

   If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings
   (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                           1996       1995
   Net income (loss)                        As reported   $(2,231)   $ 786
                                            Pro forma     $(3,346)   $ 240
   Primary earnings (loss) per share        As reported   $ (0.32)   $0.12
                                            Pro forma     $ (0.48)   $0.03
   Fully diluted earnings (loss) per share  As reported   $ (0.32)   $0.12
                                            Pro forma     $ (0.48)   $0.03

   The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0.0%, expected volatility of 40.0%, risk-free interest rates of 6.3%, and expected lives of 7.5 years for all the years presented.

   A summary of stock option activity is as follows during the three years ended December 31:



   FIXED OPTIONS                              1996          1995        1994
   Outstanding at beginning of year          1,882,166    1,280,250      396,717
   Options granted                             573,400      824,400      900,000
   Options exercised                          (111,067)    (102,609)      (3,000)
   Options cancelled                          (342,416)    (119,875)     (13,467)
                                           -----------  -----------  -----------
   Outstanding at end of year                2,002,083    1,882,166    1,280,250
                                           ===========  ===========  ===========
   Options exercisable at year end           1,739,837    1,577,667
                                           ===========  ===========
   Weighted-average fair value of options
   granted during the year                 $      3.22  $      2.00
                                           ===========  ===========

   The following table summarizes information about stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING
                                 ----------------------------------------
                                                  WEIGHTED-
                                     NUMBER        AVERAGE     WEIGHTED-
                                 OUTSTANDING AT   REMAINING     AVERAGE
                                  DECEMBER 31,   CONTRACTUAL   EXERCISE
   RANGE OF EXERCISE PRICES           1996          LIFE         PRICE
   $4.00 - $6.99                   1,173,950      8.6 years    $  5.19
   $7.00 - $9.99                      38,133      6.0 years       7.47
   $10.00 - $12.99                   440,000      8.0 years      10.00
   $13.00 - $15.99                   350,000      8.0 years      15.00
                                   ---------
                                   2,002,083      7.1 years       8.01
                                   =========      =========    =======

   At December 31, 1996, options for 1,739,837 shares were exercisable. The remaining options become exercisable as follows: 1997 - 195,165 shares; 1998
   - 67,081 shares.

   During 1996, 1995 and 1994, the Company recognized tax benefits of $127,000, $25,000 and $0, respectively, related to compensation expense recognized for tax purposes on non-qualified stock options exercised. No related compensation expense for these non-qualified stock options were recorded for financial statement purposes. The amount of the income tax benefit was recorded as additional paid-in capital.

   During 1993, the Company granted non-qualified stock options under the 1985 NQSO Plan and the 1992 NQSO Plan where the exercise price at the date of grant was less than the market value of those shares on that date. During 1996, 1995 and 1994, the Company recognized compensation expense and additional paid-in capital for financial statement purposes of $7,000, $19,000 and $51,000, respectively, based on the dates the options were exercisable.

9. INVESTMENTS IN JOINT VENTURES

   Prior to the Bazaar Acquisition, the Company and Bazaar formed two corporate joint ventures: Stuart Entertainment Mexico and Stuart Entertainment Limited. Stuart Entertainment Mexico was formed for the purpose of printing and finishing bingo paper for its owners. Stuart Entertainment Limited was formed for the purpose of selling bingo supplies to the European markets.

   Up to the date of the Bazaar Acquisition, the company accounted for each of the investments using the equity method. During the period from January 1, 1994 to December 13, 1994, the Company recognized losses related to its investments in Stuart Entertainment Mexico and Stuart Entertainment Limited of $570,000 and $415,000, respectively.

   Stuart Entertainment Mexico is included in the consolidated statements of operations for the period from December 14, 1994 to December 31, 1994, and for the years ended December 31, 1995 and 1996, and in the consolidated balance sheets as of December 31, 1995 and 1996.

   Summarized results of operations for Stuart Entertainment Mexico and Stuart Entertainment Limited (each on a stand-alone basis) is as follows for the year ended December 31, 1994:



                                             STUART            STUART
   (DOLLARS IN THOUSANDS)                 ENTERTAINMENT     ENTERTAINMENT
                                             MEXICO            LIMITED
   Total revenues                          $    2,244             $1,128
   Gross margin                                   641               (119)
   Net                                           (591)              (119)

   During the second quarter of 1995, the Company signed a licensing and marketing agreement with Playprint Limited, headquartered in Dublin, Ireland. This relationship permitted the Company to discontinue its manufacturing operation in the United Kingdom. Under the agreement, Playprint Limited pays royalties to the Company for use of certain of the Company's trademark, technologies and equipment for the production of bingo paper and ink dabbers. The Company recorded a one-time pre-tax charge of $819,000 in 1995 related to the costs to shutdown the manufacturing facility in the United Kingdom.

   BRITISH BAZAAR COMPANY LIMITED:

   The Company owns 50% of the common shares of British Bazaar Company Limited ("British Bazaar"). British Bazaar manufactures bingo paper and pull tab tickets in the Atlantic provinces of Canada. The Company's investment in British Bazaar is accounted for using the equity method. The Company's investment in British Bazaar at December 31, 1996 and 1995 was $248,000 and $259,000, respectively. For the years ended December 31, 1996 and 1995, and the period from December 14, 1994 to December 31, 1994, the Company recorded equity in earnings (loss) of $(11,000), $98,000 and $5,000, respectively, on its investment and had sales of $1,142,000 $1,777,000 and $93,000, respectively, to British Bazaar.

   The Company guaranteed British Bazaar's operating line of credit at December 31, 1996 and 1995 in the amount of C$350,000 ($255,000) and C$350,000
   ($248,000), respectively.

10. RELATED PARTY TRANSACTIONS

    S. LACHMAN & SONS, INC.:

    An individual who was employed by the Company through June 30, 1993 owns S. Lachman & Sons, Inc. ("Lachman"), a distributorship which purchases a significant amount of product from the Company. Sales to Lachman for the years ended December 31, 1996, 1995 and 1994 were $2,211,000, $2,541,000 and
    $2,047,000, respectively. Effective January 1, 1993, the Company entered into an agreement with Lachman whereby the Company granted Lachman the use of a paper printing press owned by the Company. Under the agreement, which has no minimum term but can be terminated by either party upon 30 days written notice, Lachman bears all expenses of operating and maintaining the press and pays the Company a royalty for all the paper printed by the press. Paper printed by Lachman may not be sold in competition with the Company. During the years ended December 31, 1996, 1995 and 1994, the Company recognized royalty income from Lachman of $262,000 $248,000 and $268,000, respectively.

    LEONARD A. STUART:

    The Company is a party to a consulting agreement (the "BMG Agreement") dated July 1, 1995 with Bazaar Management Group, Inc. ("BMG"), of which Leonard A. Stuart is the sole shareholder. Under the BMG Agreement, BMG provides consulting services to the Company with respect to the Company's business (the "Division") of placing pulltab tickets in convenience stores, retail locations and bingo halls in Ontario, Canada. The net income monthly of the Division is payable as follows: (a) 50% is applied to reduce outstanding bank loans of the Division, (b) 50% of the remaining net income is retained by the Company, and (c) 50% of the remaining net income is paid to BMG. During 1996 and 1995, the Company paid BMG $159,000 and $115,000, respectively. The Company believes that the terms of the BMG Agreement are comparable to those which would have been obtainable from unaffiliated third parties.

    KEN STUART:

    Ken Stuart, a brother of Leonard A. Stuart, is retained by the Company as an independent contractor selling ink products. For the years ended December 31, 1996, 1995 and 1994, Ken Stuart earned commissions of $189,000, $221,000 and $292,000, respectively.

    LEASE AGREEMENT:

    In connection with the Acquisition of Trade, the Company entered into a Lease Agreement with Partnership Leasing, L.L.C., a Washington limited liability company, of which Harry Poll and Ronald G. Rudy, directors of the Company, are the sole members. The term of the lease is for ten years with one ten-year option and covers two buildings in Lynnwood, Washington with a total of 165,000 square feet. The rent is $924,000 per year, which is the current market price for the facility as determined by a qualified independent commercial real estate brokerage firm in an opinion of rental value delivered to the Company.

    BINGO VIDEO ENTERTAINMENT, INC.:

    In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Leonard Stuart. In exchange for the assets sold, the Company received a promissory note totalling $262,000. The note bears interest at a rate of one percent above the Company's rate on its short-term line of credit and requires monthly principal and interest payments of $4,000. The note is collateralized by the assets of Bingo Video and guaranteed by Leonard Stuart's brother-in-law and by Len Stuart & Associates, Inc., a company owned by Leonard Stuart. The principal balance of the note at December 31, 1996 was $140,000.

    During the years ended December 31, 1996, 1995 and 1994, sales to Bingo Video totalled $828,000, $912,000 and $572,000, respectively.

11. TERMINATION OF CONSULTING AGREEMENT

    On December 7, 1994, the Company, Video King Gaming Systems, Inc., a wholly-owned subsidiary of the Company and Video Gaming Systems of America, Inc. ("VGSA") terminated their consulting agreement for $2,000,000 to be paid by the Company to VGSA as follows: i) $1,000,000 was paid at closing on January 6, 1995 and ii) $1,000,000 in the form of a promissory note from the Company. The note was paid in full by the Company in November, 1996.

12. EMPLOYEE BENEFIT PLANS

    The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all of its employees in the United States (the "U.S. Plan"). Eligible employees may contribute up to 15% of their wages, not to exceed a government established maximum. The Company's contribution is the sum of the Company's match of the first 2% of the employee's elective contribution and a discretionary contribution of up to 2% of the wages of all employees eligible under the U.S. Plan. For the years ended December 31, 1996, 1995 and 1994, the Company's contributions were $163,000, $157,000, and $165,000, respectively.

    The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2.5% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2.5%. Eligible employees may contribute an additional amount in excess of the 2.5%, but they are not matched by the Company. For the years ended December 31, 1996 and 1995 and for the period from December 14, 1994 to December 31, 1994, the Company's contributions were $112,000, $101,000 and $5,000, respectively.

13. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES:

    The Company leases certain property and equipment under operating leases with remaining terms ranging from one to five years. Future minimum lease payments under operating leases in effect at December 31, 1996 are approximately as follows:

      1997                                                             $2,847
      1998                                                              2,379
      1999                                                              1,822
      2000                                                              1,564
      2001                                                              1,166


   Rental expense for the years ended December 31, 1996, 1995 and 1994 was $2,268,000, $2,039,000 and $841,000, respectively.

    INVENTORY REPURCHASE AGREEMENTS:

    The Company has inventory repurchase agreements with several banks to support certain distributors in their bank financing. The agreements provide that in the event one of the banks obtains title to the distributor's inventory through foreclosure, the Company would be required to repurchase the Company's own inventory up to i) $450,000 under one agreement and ii) C$305,000 ($223,000) under two other agreements of selected inventory previously sold by the Company to the distributor. The purchase price would be that price paid by the distributor to the Company for such inventory. The Company would have a right of first refusal in the event the bank received a bona fide written offer from a third party to purchase the foreclosed inventory.

14. RESTRUCTURING CHARGE

    The Company recorded a restructuring charge of $3.3 million in the fourth quarter of 1996 due to the consolidation of manufacturing operations in 1997. The consolidation of operations is essential and will allow the Company to effectively respond to competitive pressures and maintain its position as a low cost provider. Costs incurred in connection with the restructuring charge have been charged to the results of operations for the year ended December 31, 1996 and are summarized as follows (in thousands):



        Severance                                              $1,511
        Relocation                                              1,087
        Elimination of duplicate facilities and equipment         682
                                                               ------
                                                               $3,280
                                                               ======

15.  SUPPLEMENTAL CASH FLOW INFORMATION

     OTHER CASH PAYMENTS AND RECEIPTS:



                                                YEARS ENDED DECEMBER 31,
      (DOLLARS IN THOUSANDS)                  1996        1995        1994
      Cash paid for interest                 $3,510      $3,551      $1,087
      Cash paid for income taxes              2,495       1,651       1,155
      Income tax refunds received               224         474         417

    CHANGES IN OPERATING WORKING CAPITAL ITEMS:

    Changes in operating working capital items, net of amounts obtained in the acquisitions of Trade, Bazaar and Reliable and from the consolidation of the Company's joint ventures, is as follows:



                                                    YEARS ENDED DECEMBER 31,
     (DOLLARS IN THOUSANDS)                     1996         1995       1994
     Trade receivables                          $ (2,064) $ (3,960)  $   (462)
     Inventories                                   1,706    (4,905)    (2,660)
     Income taxes recoverable                     (2,545)      225       (365)
     Prepaid expenses                                 39      (133)        49
     Trade payables                               (2,261)    1,268       (940)
     Accrued liabilities                             853       (88)       908
     Income taxes payable                           (542)      543          -
                                                --------  --------   --------
     Total Changes in Operating Capital Items   $ (4,814) $ (7,050)  $ (3,470)
                                                ========  ========   ========

    NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    During the years ended December 31, 1996, 1995 and 1994, the Company financed the acquisition of equipment totalling $118,000, $2,092,000 and $923,000, respectively, through the assumption of obligations under capital leases.

    In connection with the Trade Acquisition in 1996, the Company i) issued warrants to acquire 300,000 shares of the Company's common stock at an exercise price of $7.75 per share, which were valued at $330,000.

    In connection with the Reliable Acquisition in 1995, the Company i) assumed Reliable's line of credit and term loan credit facility with a Michigan bank, which totalled $1,237,000, ii) assumed another note payable of $250,000, iii) issued a note payable to the shareholders of Reliable for $780,000 and iv) issued 55,652 shares of the Company's common stock, which was valued at $320,000 or $5.75 per share.

    In connection with the Bazaar Acquisition in 1994, the Company i) issued warrants to Mr. Stuart to acquire 100,000 shares of the Company's common stock at an exercise price of $5.75 per share, which were valued at $144,000, ii) issued a subordinated note payable to Mr. Stuart for $5,000,000, and iii) reflected payables of $1,642,000 for the Bazaar Purchase Price Adjustment and $274,000 for other costs of the Acquisition.

16. GEOGRAPHIC FINANCIAL INFORMATION

    The Company operates in one principal industry segment: the manufacturing and selling of supplies and equipment for bingo games and related fund raising activities. The Company's products are sold primarily to distributors for resale to others, which are primarily non-profit organizations.

    Geographic financial information for the years ended December 31, 1996 and 1995 are as follows:



     (DOLLARS IN THOUSANDS)                          1996     1995      1994

     NET SALES:
      United States:
       Domestic Customers                          $ 68,548  $ 64,112  $ 53,734
       Foreign Customers                                688     1,398     3,611
      Canada                                         41,400    43,110     1,742
      United Kingdom                                      -     1,262        71
                                                   --------  --------  --------
           Total                                   $110,636  $109,882  $ 59,158
                                                   ========  ========  ========
     INCOME (LOSS) BEFORE INCOME TAXES:
      United States                                $ (3,766) $  2,952  $ (1,890)
      Canada                                           (392)    1,773      (301)
      United Kingdom                                  2,145    (2,162)      (82)
                                                   --------  --------  --------
           Income (Loss) before Income Taxes       $ (2,013) $  2,563  $ (2,273)
                                                   ========  ========  ========
     ASSETS:
      United States                                $101,930  $ 45,437  $ 39,299
      Canada                                         49,990    48,912    44,667
      United Kingdom                                      -     1,731     2,387
      Mexico                                          2,675     2,914     2,624
                                                   --------  --------  --------
           Total                                   $154,595  $ 98,994  $ 88,977
                                                   ========  ========  ========
     CAPITAL EXPENDITURES:
      United States                                $  2,072  $    706  $    748
      Canada                                            582       611        70
      United Kingdom                                      -         -         -
                                                   --------  --------  --------
           Total                                   $  2,654  $  1,317  $    818
                                                   ========  ========  ========
     DEPRECIATION AND AMORTIZATION:
      United States                                $  2,820  $  2,980  $  1,873
      Canada                                          1,551     1,405        58
      United Kingdom                                    144       232         4
                                                   --------  --------  --------
     Total                                         $  4,515  $  4,617  $  1,935
                                                   ========  ========  ========

    Information provided on the United States in 1996 reflects operations of Trade Products from November 13, 1996 to December 31, 1996 and Canada and United Kingdom in 1994 reflects operations from December 14, 1994 to December 31, 1994, respectively. Geographic information on Mexico is included within amounts for the United States in all categories (except identifiable assets) as substantially all of the production of Stuart Entertainment Mexico is sold to customers in the United States as Stuart Entertainment Mexico is not licensed to sell to customers in Mexico.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended December 31, 1996, and 1995 (amounts in thousands, except per share amounts):





                                      FOURTH      THIRD       SECOND      FIRST
                                     QUARTER*    QUARTER     QUARTER     QUARTER       TOTAL
1996:
Net sales                             $29,304      $27,149    $27,360      $26,823    $110,636
Gross margin                            7,507        8,502      8,451        8,413      32,873
Income (loss) before income taxes      (5,770)       1,033      1,088        1,636      (2,013)
Income (loss) before extraordinary
 item                                  (3,721)         631        874          918      (1,298)
Net income (loss)                      (4,654)         631        874          918      (2,231)
Earnings (loss) per share before
 extraordinary loss:
  Primary                               (0.54)        0.09       0.13         0.13       (0.19)
  Fully dilutive                        (0.54)        0.09       0.13         0.13       (0.19)
Earnings (loss) per share:
 Primary                                (0.67)        0.09       0.13         0.13       (0.32)
 Fully dilutive                         (0.67)        0.09       0.13         0.13       (0.32)

1995:
Net sales                             $25,966      $27,031    $29,421      $27,464    $109,882
Gross margin                            8,386        9,206      9,326        8,242      35,160
Income before income taxes                670        1,164         20          709       2,563
Net income (loss)                         550          519       (521)         238         786
Earnings (loss) per share:
 Primary                                 0.08         0.08      (0.08)        0.04        0.12
 Fully dilutive                          0.07         0.08      (0.08)        0.04        0.11

   * The 1996 fourth quarter results of operations were largely influenced by the $3.3 million restructuring charge related to the consolidation of manufacturing operations, the extraordinary loss of $933,000, net of income taxes, to write-off unamortized debt issuance costs and a charge of $1.1 million to cost of sales related to the application of purchase accounting to the finished goods of Trade Products.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        NET
                                       BALANCE AT     CHARGED TO      CHANGES          NET        BALANCE
                                        BEGINNING     COSTS AND        FROM           CHARGE-      AT END
                                         OF YEAR       EXPENSES     ACQUISITIONS       OFFS    *   OF YEAR
YEAR ENDED DECEMBER 31, 1996:
Allowance for Doubtful Accounts:
Accounts Receivable                      $2,086       $     20         $  800        $  (676)      $  2,230
Notes Receivable:
Current Portion                             199          (100)              -               -            99
Non-Current Portion                         124              -              -               -           124
                                         ------       --------         ------        --------      --------
                                         $2,409       $   (80)         $  800        $  (676)      $  2,453
                                         ======       ========         ======        ========      ========
Valuation Reserve for Non-
Current Deferred Income Taxes              $758       $  (240)         $    -        $      -      $    518
                                         ======       ========         ======        ========      ========
YEAR ENDED DECEMBER 31, 1995:
Allowance for Doubtful Accounts:
Accounts Receivable                      $1,598       $    643         $    -        $  (155)      $  2,086
Notes Receivable:
Current Portion                             199                                                         199
Non-Current Portion                         423          (100)              -           (199)           124
                                         ------       --------         ------        --------      --------
                                         $2,220       $    543         $    -        $  (354)      $  2,409
                                         ======       ========         ======        ========      ========
Valuation Reserve for Non-Current
Deferred Income Taxes                    $  322       $    436         $    -        $      -      $    758
                                         ======       ========         ======        ========      ========
YEAR ENDED DECEMBER 31, 1994:
Allowance for Doubtful Accounts:
Accounts Receivable                      $  608       $    665         $  632        $  (307)      $  1,598
Notes Receivable:
Current Portion                               -            199              -               -           199
Non-Current Portion                           -            423              -               -           423
                                         ------       --------         ------        --------      --------
                                         $  608       $  1,287         $  632        $  (307)      $  2,220
                                         ======       ========         ======        ========      ========
Valuation Reserve for Non-Current
Deferred Income Taxes                    $    -       $    161         $  161        $      -      $    322
                                         ======       ========         ======        ========      ========

* For the years ended December 31, 1996, 1995 and 1994, "Net Charge-Offs" consists of write-offs of trade and notes receivable, net of subsequent collections.

                                 EXHIBIT INDEX


         Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

Exhibit No.    Description
-----------    -----------
  2.01         Asset Purchase Agreement, dated as of August 6, 1996, among
               Stuart Entertainment, a Delaware corporation, Trade Products,
               Inc., a Washington corporation, and the Stockholders of Trade
               Products, Inc.(1)

  2.02         First Amendment to the Asset Purchase Agreement dated October
               10, 1996.(2)

  3.01         Amended and Restated Certificate of Incorporation.(12)

  3.02         Amended and Restated Bylaws of the Company(3)

  4.01         Form of Common Stock Certificate.(4)

  4.02         Securityholders' Agreement, dated December 13, 1994, between
               Leonard A. Stuart, Bingo Holdings, Inc. and the Company.(3)

  4.03         Warrant to Purchase 300,000 Shares of Common Stock of the
               Company dated November 13, 1996.(2)

 10.01         Incentive Stock Option Plan of the Company.(5)

 10.02         Non-Qualified Stock Option Plan of the Company.(6)

 10.03 Lease, dated August 14, 1986, between William E. Osband, Jr. and the Company.(7)

 10.04         Lease, dated February 5, 1993, between Fraccionadora Industrial
               Del Norte, S.A. de C.V. and Stuart Entertainment, S.A. de
               C.V.(8)

 10.05         1992 Non-Qualified Stock Option Plan of Stuart Entertainment,
               Inc.(8)

 10.06         1992 Incentive Stock Option Plan of Stuart Entertainment,
               Inc.(8)

 10.07         Amended and Restated Performance Stock Option Plan of Stuart
               Entertainment, Inc.(12)

Exhibit No.    Description
-----------    -----------

 10.08         Agency Agreement, dated March 14, 1993, between Gala Leisure
               Limited, Mitre Printing Company Limited, Bingo Press & Specialty
               Limited and the Company.(9)

 10.09         Employment Agreement, dated December 13, 1994, between Leonard
               A. Stuart and the Company.(3)

 10.10         Employment Agreement, dated June 1, 1994, between Albert F.
               Barber and the Company.(3)

 10.11         Warrant Certificate, dated December 13, 1994, issued by the
               Company to Leonard A. Stuart.(3)

 10.12         Warrant Certificate, dated December 13, 1994, issued by the
               Company to Bingo Holdings, Inc.(3)

 10.13 Assignment and Assumption Agreement, dated as of August 31, 1995 between Stuart Entertainment, Inc., Bank of America Illinois,
               The Chase Manhattan Bank (National Association) and Bank of
               America Canada, as agent.(10)

 10.14 Assignment and Assumption Agreement dated August 31, 1995 between Bingo Press & Specialty Limited, Bank of America Canada,
               The Chase Manhattan Bank of Canada and Bank of America Canada, as agent.(10)

 10.15         Guarantee Agreement executed by MLGAL Partners, Limited
               Partnership, and Leonard A. Stuart.(11)

 10.16 Employment Agreement, dated November 13, 1996, by and between the Company and Ronald G. Rudy.(1)

 10.17 Amended and Restated Credit Agreement, dated November 13, 1996, by and among Stuart Entertainment, Inc., Bingo Press & Specialty
               Limited, Bank of America Trust and Savings Association, Bank of
               America Canada, Chase Manhattan Bank and Chase Manhattan Bank of
               Canada.(12)

 10.18         Agreement dated April 4, 1996 by and between Power Bingo
               Corporation and the Company.(12)

 10.19 Management Consulting Agreement dated February 1, 1996 by and between the Company and Len Stuart & Associates, Ltd.(12)

 10.20         Lease between the Company and Partnership Leasing L.L.C.(12)

Exhibit No.    Description
-----------    -----------
 10.21         First Amendment to Amended and Restated Credit Agreement dated
               March 24, 1997*

 21            Subsidiaries of the Registrant.*

 23            Consent of Deloitte & Touche LLP.*

 27            Financial Data Schedule*

--------------------
*Filed herewith.

(1) Incorporated by reference to the Company's Current Report on From 8-K dated August 6, 1996, File No. 0-10737.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 1996, File No. 0-10737.
(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, file No. 0-10737.
(4) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-89962.
(5) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 73746, filed August 20, 1981.
(6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985, File No. 0-10737.
(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-10737.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-10737.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-10737.
(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-10737.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-10737
(12) Incorporated by reference to the Company's Resignation Statement on Form S-4, File No. 333-18779.