Form 10-Q
period 1997-03-31
STUART ENTERTAINMENT INC
filed 1997-05-15
CIK 355142

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                             Commission File Number
March 31, 1997                                            0-10737


                         Stuart Entertainment, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             84-0402207
---------------------------------------                  -----------------------
  (State of incorporation)                                   (I.R.S. Employer
                                                          Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                           51501
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)


Registrant's Telephone Number, including Area Code:     (712) 323-1488


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]


As of May 1, 1997 there were 6,828,116 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                     INDEX


                                                                                           PAGE NO.
                                                                                           --------
PART I.  FINANCIAL INFORMATION:

  ITEM 1:

       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
       THREE MONTHS ENDED MARCH 31, 1997 AND 1996  ..........................................  3

       CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1997 AND
       DECEMBER 31, 1996    .................................................................  4

       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
       THREE MONTHS ENDED MARCH 31, 1997 AND 1996 ...........................................  5

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................ 6-11

  ITEM 2:

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS................................................... 12-14

PART II.         OTHER INFORMATION:..........................................................  15

       SIGNATURES............................................................................  16

       EXHIBIT INDEX.........................................................................  17

                         PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL INFORMATION

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Amounts in thousands, except per share data)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        1997               1996
NET SALES                                               $32,669            $26,823

COST OF GOODS SOLD                                       22,901             18,410
                                                        -------            -------

GROSS MARGIN                                              9,768              8,413

OTHER EXPENSES:
  Selling, general and administrative expenses            9,002              5,596
  Interest expense, net                                   3,110              1,181
                                                        -------            -------
    Other expenses, net                                  12,112              6,777
                                                        -------            -------

INCOME (LOSS) BEFORE INCOME TAXES                        (2,344)             1,636

INCOME TAX PROVISION (BENEFIT)                             (922)               718
                                                        -------            -------

NET INCOME (LOSS)                                       $(1,422)           $   918
                                                        =======            =======

EARNINGS (LOSS) PER SHARE                               $ (0.21)           $  0.13
                                                        =======            =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                           6,828              6,815
                                                        =======            =======

EBITDA (Note 1)                                         $ 3,858            $ 3,679
                                                        =======            =======


Note: No dividends were paid or declared during the three months ended March
      31, 1997 and 1996.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND DECEMBER 31, 1996
(Dollars in thousands)
-------------------------------------------------------------------------------

                                                     MARCH 31,      DECEMBER 31,
ASSETS                                                 1997            1996
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                          $ 15,552       $ 13,732
  Trade receivables, net of allowance for
      doubtful accounts of $2,219 and $2,230           26,870         25,998
  Current portion of notes receivable, less
      allowance for doubtful accounts of $99            1,376          1,296
  Inventories                                          25,079         28,118
  Income taxes recoverable                              3,524          2,545
  Deferred income taxes                                 2,581          2,581
  Prepaid expenses and other current assets             1,212            989
                                                     --------       --------
        Total Current Assets                           76,194         75,259

PROPERTY, PLANT AND EQUIPMENT, net                     29,350         29,760
GOODWILL, net of accumulated amortization
   of $2,252 and $1,983                                43,201         43,726
OTHER ASSETS, net                                       5,808          5,850
                                                     --------       --------
                                                     $154,553       $154,595
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $    368       $    370
  Trade payables                                       11,073         11,834
  Accrued payroll and benefits                          2,754          2,688
  Accrued interest                                      4,757          1,632
  Other accrued liabilities                             1,456          1,261
  Restructuring charge reserve                          2,776          3,280
  Deferred income taxes                                   169            169
                                                     --------       --------
        Total Current Liabilities                      23,353         21,234

LONG-TERM DEBT                                        100,360        100,396
DEFERRED INCOME TAXES                                   2,026          2,320
DEFERRED INCOME                                           216            287

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value; 30,000,000 shares
    authorized; 6,884,376 shares issued                    69             69
  Additional paid-in capital                           27,368         27,368
  Retained earnings                                     1,872          3,294
  Treasury stock (56,260 shares at cost)                 (189)          (189)
  Cumulative translation adjustment, net of
    deferred income taxes                                (522)          (184)
                                                     --------       --------
        Total Stockholders' Equity                     28,598         30,358
                                                     --------       --------
                                                     $154,553       $154,595
                                                     ========       ========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Amounts in thousands)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                  1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $(1,422)        $   918
   Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
     Depreciation and amortization                                1,634             862
     Provision for doubtful accounts                                --             (311)
     Equity in (earnings) losses of joint ventures                   (4)             84
     Other non-cash expenses - net                                  (69)             43
     Change in operating assets and liabilities:
       Trade receivables                                         (1,178)         (2,300)
       Inventories                                                2,780             402
       Trade payables                                              (761)            983
       Other - net                                                1,680            (343)
                                                                -------         -------
          Net cash flows from operating activities                2,660             338

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (1,000)            (77)
   Payments received on notes receivable                            406             184
   Other                                                            (83)            (64)
                                                                -------         -------
          Net cash flows from investing activities                 (677)             43

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under credit agreements                           --            1,282
   Cost of debt financing                                          (152)            --
   Payments on long-term debt                                       (38)           (809)
   Proceeds from issuance of long-term debt                         --               95
   Proceeds from exercise of stock options                          --              100
                                                                -------         -------
         Net cash flows from financing activities                  (190)            668

   Effect of currency exchange rate changes on cash of
     foreign subsidiaries                                            27             --
                                                                -------         -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           1,820           1,049
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 13,732             943
                                                                -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $15,552         $ 1,992
                                                                =======         =======
Interest paid                                                   $    60         $ 1,091
Income taxes paid                                               $   132         $   864


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(Columnar amounts in thousands, except per share data)


1.    SUMMARY OF ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Stuart Entertainment, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non- profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit. The Company is also engaged in the manufacture and distribution of electronic gaming equipment, primarily for the Company's bingo markets. The Company does not believe there are any significant concentrations of credit risk.

      BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

      In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include Stuart Entertainment, Inc., its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant intercompany transactions and balances have been eliminated in consolidation.

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

      EARNINGS PER SHARE - The number of shares used in the computation of earnings per share for the three months ended March 31, 1997 and 1996 is based upon the weighted average number of shares outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

      EBITDA - EBITDA is defined herein as earnings before interest, taxes, depreciation, amortization, purchase accounting adjustments, restructuring charge and extraordinary item. EBITDA is presented because it is a measure of a company's ability to service its indebtedness commonly used by investors. However, items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing financial performance; EBITDA should not be considered as an alternative to net income as a measure of operating results or to cash flows or as a substitute for measures of performance in accordance with generally accepted accounting principles. For more detailed information regarding cash flows from operating, investing and financing activities, see the Consolidated Statements of Cash Flows. EBITDA measures presented herein may not be comparable to other similarly titled measures of other companies.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1996 financial statements and supporting footnote disclosures in order to present them in conformity with the 1997 financial statement presentation.

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

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    --------------------
                                                      1997        1996

   Net sales                                        $32,669     $36,166
   Net income (loss)                                $(1,422)    $   371
   Income (loss) per share                          $  (.21)    $  0.05

   Average common and common equivalent
      shares outstanding                              6,828       6,815
   EBITDA                                           $ 3,858     $ 5,344

3. INVENTORIES

   Inventories consisted of the following:

                                                MARCH 31,      DECEMBER 31,
                                                  1997             1996

   Raw materials                                 $ 3,709         $ 3,975
   Work-in-process                                 3,950           4,316
   Finished goods                                 17,420          19,827
                                                 -------         -------
                                                 $25,079         $28,118
                                                 =======         =======


4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following:

                                                MARCH 31,      DECEMBER 31,
                                                  1997             1996

   Land and buildings                            $ 5,686         $ 5,739
   Equipment                                      40,526          39,759
                                                 -------         -------
                                                  46,212          45,498
   Less accumulated depreciation                  16,862          15,738
                                                 -------         -------
                                                 $29,350         $29,760
                                                 =======         =======


5.    OTHER ASSETS

     Other assets consisted of the following:

                                                       March 31,   December 31,
                                                          1997        1996

      Deferred financing fees, net of accumulated
        amortization of $201 and $104                    $3,823      $3,768
      Notes receivable, net of allowance for doubtful
        accounts of $124                                    838         919
      Other investments and assets                          896         916
      Investments in joint ventures                         251         247
                                                         ------      ------

                                                         $5,808      $5,850
                                                         ======      ======


6.    LONG-TERM DEBT

      On November 13, 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the "Original Notes"). Pursuant to a registration rights agreement, on March 28, 1997, the Company completed an exchange offer in which the Original Notes were exchanged for the Company's Series B 12.5% Senior Subordinated Notes due November 15, 2004 (the "Notes"). Interest on the Notes will be payable semi-annually on each May 15 and November 15, commencing May 15, 1997. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company used the proceeds of the private placement to finance the Trade Acquisition, to repay certain existing indebtedness and for general corporate purposes.

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

      The New Credit Agreement imposes certain covenants and other requirements on the Company that, among other things, restricts i) the incurrence and existence of indebtedness or contingent obligations; ii) consolidations, mergers and sales of assets; iii) the incurrence and existence of liens;
      iv) the sale or disposition of assets; v) investments, loans and advances; vi) capital expenditures; vii) the payment of dividends and repurchase of common stock; and viii) acquisitions of the Company. The Company is also required to meet certain consolidated financial tests, including minimum level of net worth, minimum level of consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. The Company was in violation of certain covenants at March 31, 1997 and such violations have been waived by the Company's principal banks. At March 31, 1997, the Company had not yet drawn any amounts under the New Credit Agreement. The Company expects to renegotiate the New Credit Agreement during the second quarter and until that time, the Company may not draw amounts under the New Credit Agreement.

      Long-term debt consisted of the following:


                                                            March 31,   December 31,
                                                              1997         1996
      Senior Subordinated Notes                             $100,000     $100,000
      Notes payable to others                                    728          766
                                                            --------     --------
                                                             100,728      100,766
      Less current portion                                       368          370
                                                            --------     --------

                                                            $100,360     $100,396








      NOTES PAYABLE TO OTHERS:

      The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at March 31, 1997 range from approximately one year to five years. At March 31, 1997, these notes bear interest at fixed and variable rates ranging from 6% to 11.25%.

7.    NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This statement established standards for computing and presenting earnings per share (EPS). It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The standard is effective for financial statements for both interim and annual periods ending after December 15, 1997. Based on information currently available to management, the Company does not expect SFAS 128 to have a material effect on the Company's EPS computation.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1997 and 1996

Net Sales - Net sales were $32.7 million for the three months ended March 31, 1997, an increase of $5.9 million or 22% from $26.8 million for the three months ended March 31, 1996 . The sales increase was primarily attributable to the consolidation of Trade Products which was acquired in the fourth quarter of 1996, partially offset by i) a decrease in sales of consumable products, including pulltab tickets and ink products and ii) a decrease in bingo hall equipment sales due primarily to a $1.2 million sale of System 12(TM) electronic bingo and gaming units in the first quarter of 1996 that was not repeated in 1997.

The Company experienced a continuing softness in the U.S. pulltab ticket market during the three months ended March 31, 1997 due to competitive pressures from other sources of gaming and entertainment and continued pressure from competitors within the pulltab industry. Management believes that the Company will continue to experience softness in the U.S. pulltab ticket market through at least the second quarter.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 70.1% for the three months ended March 31, 1997, an increase of 1.5 percentage points from 68.6% for the three months ended March 31, 1996. Excluding the application of purchase accounting adjustments recorded in the first quarter of 1997 to the finished goods inventory of Trade Products, cost of sales, as a percentage of sales was 65.6%, or a decrease of 3.0 percentage points from the first quarter of 1996. The decrease is primarily attributable to the consolidation of Trade Products, which has lower production costs than the historical results of Stuart. The Company also experienced more favorable raw materials prices, particularly in newsprint during the first quarter of 1997. Management believes the price of paper prices will increase during 1997.

The consolidation of all U.S. pulltab manufacturing operations to the Seattle area, the home of Trade Products, is expected to be completed during the second quarter of 1997. The consolidation of U.S. bingo paper manufacturing operations to the Company's Texas border facilities is underway and is expected to be completed in early 1998. Production costs are expected to decline beginning in the second half of 1997 as the Company takes advantage of the manufacturing consolidation benefits.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses were $9.0 million for the three months ended March 31, 1997, an increase of $3.4 million or 60.9% from $5.6 million for the three months ended March 31, 1996. The increase is primarily attributable to the consolidation of Trade Products which contributed SG&A expenses of approximately $2.2 million. Excluding the effect of the consolidation of Trade Products, the Company experienced increases in i) professional fees, ii) depreciation and amortization expense, iii) salaries and related costs and iv) due to a lower bad debt provision in the prior period.

Interest Expense, net - Interest expense, net was $3.1 million for the three months ended March 31, 1997, an increase of $1.9 million or 163% from $1.2 million for the three months ended March 31, 1997. The increase is attributable to accrued interest on the Notes and the amortization of the deferred financing fees on the Notes and the $30 million New Credit Agreement, partially offset by interest income earned on the excess proceeds from the Notes.

Net Income (Loss) - Net loss was $547,000, or $0.08 per share, before a purchase accounting adjustment, compared with net income of $918,000, or $0.13 per share, the year before. Including a charge in the current year period of $875,000, net of taxes, or $0.13 per share, for a purchase accounting adjustment to the finished goods inventory of Trade Products, the Company had a net loss of $1.4 million, or $0.21 per share.

EBITDA - EBITDA was $3.9 million for the three months ended March 31, 1997, a decrease of $1.4 million or 26% from $5.3 million, on a pro forma basis, for the three months ended March 31, 1996. The decrease in EBITDA is primarily due to
i) a System 12(TM) electronic bingo sale of over $1 million in the first quarter of 1996 that was not repeated in the current period, ii) short term production inefficiencies experienced during the consolidation of U.S. pulltab manufacturing operations to the Seattle area and iii) a decrease in the sale of consumable products, including pulltab tickets and ink products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at March 31, 1997, including the current portion thereof, totaled $100.7 million compared to $100.8 million at December 31, 1996 (see Note 6 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first three months ended March 31, 1997 totaled approximately $38,000 compared to $1.6 million for the three months ended March 31, 1996 .

As of March 31, 1997, the Company had not drawn any amount available under its $30.0 million line of credit facility. The Company was in violation of certain covenants at March 31, 1997 and such violations have been waived by the Company's principal banks. The Company currently expects to renegotiate the New Credit Agreements during the second quarter and until that time, the Company may not draw amounts under the New Credit Agreement.

Capital expenditures during the three months ended March 31, 1997 totaled $1.0 million. Capital expenditures for fiscal 1997 are projected to be approximately $4.0 million. The Company's capital expenditure program will continue to focus on the purchase of equipment designed to expand its product offerings and/or improve manufacturing efficiencies. The Company expects a larger portion of its capital expenditure requirements to be allocated to the upgrade and development of management information systems.

Management believes that under the Company's current operating plan, the cash flow from operations, the New Credit Agreement of $30.0 million (of which no amounts were outstanding at March 31, 1997) and excess cash on hand will be sufficient to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures and working capital requirements.

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

                         PART II.  OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K:

                 a.       EXHIBITS:

                          Exhibit 11 Statement Regarding Computation of Per Share Earnings

                          Exhibit 27       Financial Data Schedule


                 b.       Reports on Form 8-K:

                          The Company filed Current Reports on Form 8-K dated January 22, 1997 and February 26, 1997, under Item 7, which were amendments to a Form 8-K dated November 13, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STUART ENTERTAINMENT, INC.



Date:    May 15, 1997             /s/ Timothy R. Stuart
                                  -------------------------------------------
                                  Timothy R. Stuart
                                  President



Date:    May 15, 1997             /s/ Paul C. Tunink
                                  -------------------------------------------
                                  Paul C. Tunink
                                  Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.                       Description
-----------                       -----------
 11                               Statements Regarding Computation
                                  of Per Share Earnings


 27                               Financial Data Schedule