Form 10-Q
period 1997-06-30
STUART ENTERTAINMENT INC
filed 1997-08-14
CIK 355142

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended             Commission File Number
         June 30, 1997                                0-10737


                           Stuart Entertainment, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                     84-0402207
         ------------------------          ----------------------
         (State of incorporation)             (I.R.S. Employer
                                           Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA               51501
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's Telephone Number, including Area Code: (712) 323-1488
                                                   ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes [X] No [ ]

As of August 8, 1997 there were 6,828,116 shares of the Registrant's common stock, $.01 par value, outstanding.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                     INDEX


                                                                          Page No.
                                                                          -------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Six Months Ended June 30, 1997 and 1996  ....................      3

         Consolidated Balance Sheets as of June 30, 1997 and
           December 31, 1996    ........................................      4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1997 and 1996 .....................      5

         Notes to Consolidated Financial Statements.....................   6-12

  Item 2:

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................  13-16

PART II. OTHER INFORMATION:.............................................  17-18

         Signatures.....................................................     19

         Exhibit Index..................................................     20

                         PART I. FINANCIAL INFORMATION

Item 1.        Financial Information

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Amounts in thousands, except per share
(UNAUDITED)
-------------------------------------------------------------------------------

                                                        Three Months Ended            Six Months
                                                            June 30,                   June 30,
                                                     ------------------------   ------------------------
                                                        1997          1996         1997          1996
NET SALES                                            $   31,719    $   27,360   $   64,388    $   54,183

COST OF GOODS SOLD                                       20,575        18,909       43,476        37,319
                                                     ----------    ----------   ----------    ----------

GROSS MARGIN                                             11,144         8,451       20,912        16,864

OTHER EXPENSES:
  Selling, general and administrative                     9,704         6,327       18,706        11,923
  Interest expense, net                                   3,098         1,036        6,208         2,217
                                                     ----------    ----------   ----------    ----------

    Other expenses, net                                  12,802         7,363       24,914        14,140
                                                     ----------    ----------   ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                        (1,658)        1,088       (4,002)        2,724

INCOME TAX PROVISION (BENEFIT)                             (543)          214       (1,465)          932
                                                     ----------    ----------   ----------    ----------

NET INCOME (LOSS)                                    $   (1,115)   $      874   $   (2,537)   $    1,792
                                                     ==========    ==========   ==========    ==========

EARNINGS (LOSS) PER SHARE                            $    (0.16)   $     0.13   $    (0.37)   $     0.26
                                                     ==========    ==========   ==========    ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                           6,828         6,859        6,828         6,837
                                                     ==========    ==========   ==========    ==========

EBITDA (Note 1)                                      $    3,090    $    3,452   $    6,948    $    7,131
                                                     ==========    ==========   ==========    ==========

Note: No dividends were paid or declared during the six months ended June 30,
1997

See Notes to Consolidated Financial Statements

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND DECEMBER 31, 1996
(Amounts in thousands)
-------------------------------------------------------------------------------

                                                                               JUNE 30,      DECEMBER 31,
ASSETS                                                                           1997           1996
                                                                                             (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $    11,107    $    13,732
  Trade receivables, net of allowance for doubtful accounts of $2,334
    and $2,230                                                                     25,579         25,998
  Current portion of notes receivable, less allowance for doubtful
     accounts of $99 and $99                                                        1,615          1,296
  Inventories                                                                      25,106         28,118
  Income taxes receivable                                                           3,000          2,545
  Deferred income taxes                                                             2,581          2,581
  Prepaid expenses and other current assets                                           618            989
                                                                              -----------    -----------
           Total Current Assets                                                    69,606         75,259

PROPERTY, PLANT AND EQUIPMENT, net                                                 29,313         29,760
GOODWILL, net of accumulated amortization of $2,545 and $1,983                     43,528         43,726
OTHER ASSETS, net                                                                   5,947          5,850
                                                                              -----------    -----------

                                                                              $   148,394    $   154,595
                                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                           $       296    $       370
  Trade payables                                                                   10,156         11,834
  Accrued payroll and benefits                                                      2,570          2,688
  Accrued interest                                                                  1,586          1,632
  Other accrued liabilities                                                         1,200          1,261
  Restructuring charge reserve                                                      2,127          3,280
  Deferred income taxes                                                               169            169
                                                                              -----------    -----------

           Total Current Liabilities                                               18,104         21,234

LONG-TERM DEBT                                                                    100,325        100,396
DEFERRED INCOME TAXES                                                               2,097          2,320
DEFERRED INCOME                                                                       239            287

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value;  30,000,000 shares authorized;
    6,884,376 shares issued                                                            69             69
  Additional paid-in capital                                                       27,368         27,368
  Retained earnings                                                                   757          3,294
  Treasury stock (56,260 shares at cost)                                             (189)          (189)

  Cumulative translation adjustment, net of deferred income taxes                    (376)          (184)
                                                                              -----------    -----------
           Total Stockholders' Equity                                              27,629         30,358
                                                                              -----------    -----------

                                                                              $   148,394    $   154,595
                                                                              ===========    ===========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Amounts in thousands)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $  (2,537)   $   1,792
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation and amortization                                                           3,285        2,398
    Provision for doubtful accounts                                                           156         (329)
    Other non-cash expenses - net                                                            (172)         197
    Change in operating assets and liabilities:
      Trade receivables                                                                      (877)      (2,115)

       Inventories                                                                          2,607         (520)
      Trade payables                                                                       (1,678)       1,050
      Other - net                                                                          (1,464)      (1,756)
                                                                                        ---------    ---------

           Net cash flows from operating activities                                          (680)         717

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (2,358)        (268)
  Payments received on notes receivable                                                       855          982
  Other                                                                                        92           --
                                                                                        ---------    ---------
           Net cash flows from investing activities                                        (1,411)         714


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under credit agreements                                                       --          528
  Cost of debt financing                                                                     (411)          --
  Payments on long-term debt                                                                 (145)      (1,596)
  Proceeds from issuance of long-term debt                                                     --           95
  Proceeds from exercise of stock options                                                      --          386
                                                                                        ---------    ---------

           Net cash flows from financing activities                                          (556)        (587)

  Effect of currency exchange rate changes on cash of foreign subsidiaries                     22           --
                                                                                        ---------    ---------


NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (2,625)         844
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           13,732          943
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  11,107    $   1,787
                                                                                        =========    =========
Interest paid                                                                           $   6,436    $   2,157
Income taxes paid                                                                       $     262    $   1,872

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(Columnar amounts in thousands, except per share data)
-------------------------------------------------------------------------------

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

      BASIS OF PRESENTATION - In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

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

      EARNINGS PER SHARE - The number of shares used in the computation of earnings per share for the three and six months ended June 30, 1997 and 1996 is based upon the weighted average number of shares outstanding and, if dilutive, common stock equivalents (stock options and warrents) of the Company using the treasury stock method.

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

      FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT - The translation from the applicable foreign currencies to U. S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and stockholders' equity using historical exchange rates. Revenues and expenses are translated using the average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, are included in stockholders' equity.

      The remeasurement from the applicable foreign currencies to U.S. dollars is performed for assets and liabilities at the end of period exchange rates, except for property and stockholders' equity which are remeasured using historical exchange rates. Revenues and expenses have been remeasured at average exchange rates during the periods, except for depreciation which has been remeasured using historical exchange rates. Gains and losses from remeasurement are recognized currently in operations.

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

2.    ACQUISITIONS

      TRADE PRODUCTS, INC.:

      On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition") for a purchase price of $37.4 million, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock, with an exercise price of $7.75 per share.

     The Trade Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $16.1 million. The results of operations of Trade have been consolidated since the date of the Trade Acquisition.

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

                                                    SIX MONTHS ENDED
                                                         JUNE 30,
                                                ------------------------
                                                    1997           1996
Net sales                                       $   64,388    $   73,135
Net income (loss)                               $   (2,537)   $      566
Income (loss) per share                         $    (0.37)   $     0.08


Average common and common equivalent shares          6,828         6,837
  outstanding
EBITDA (Note 1)                                 $    6,948    $   10,436






3.   INVENTORIES

     Inventories consisted of the following:

                                                 JUNE 30,     DECEMBER 31,
                                                   1997          1996
Raw materials                                   $    3,361    $    3,975
Work-in-process                                      3,920         4,316
Finished goods                                      17,825        19,827
                                                ----------    ----------


                                                $   25,106    $   28,118
                                                ==========    ==========





4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following:

                                                 JUNE 30,     DECEMBER 31,
                                                   1997          1996
Land and buildings                              $    5,742    $    5,739
Equipment                                           40,509        39,759
                                                ----------    ----------

                                                    46,251        45,498
 Less accumulated depreciation                      16,938        15,738
                                                ----------    ----------


                                                $   29,313    $   29,760
                                                ==========    ==========

5.     OTHER ASSETS

       Other assets consisted of the following:

                                                           JUNE 30, DECEMBER 31,
                                                            1997       1996
Deferred financing fees, net of accumulated
  amortization of $343 and $104                           $  3,940   $  3,768
Notes receivable, net of allowance for doubtful
  accounts of $124 and $124                                    984        919
Other investments and assets                                   767        916
Investments in joint ventures                                  256        247
                                                          --------   --------

                                                          $  5,947   $  5,850
                                                          ========   ========



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

      On November 13, 1996, the Company amended and restated its credit agreement (the " Credit Agreement"). The Credit Agreement consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference to the base rate or the LIBOR rate, at the Company's option, plus the applicable interest margin, as defined in the Credit Agreement. The Credit Agreement also charges a quarterly non-use fee on any unborrowed funds.

      The Company may draw amounts under the Credit Agreement, subject to availability pursuant to a borrowing base requirement, in order to meet its working capital requirements, including issuing letters of credit. The loans are secured by substantially all of the Company's otherwise unencumbered assets, including a pledge of the stock the Company holds in its subsidiaries, except as specifically excluded under the Credit Agreement.

      The Credit Agreement imposes certain covenants and other requirements on the Company that, among other things, restricts i) the incurrence and existence of indebtedness or contingent obligations; ii) consolidations, mergers and sales of assets; iii) the incurrence and existence of liens;
      iv) the sale or disposition of assets; v) investments, loans and advances; (vi) capital expenditures; (vii) the payment of dividends and repurchase of common stock; and (viii) acquisitions of the Company. The Company is also required to meet certain consolidated financial tests, including minimum level of net worth, minimum level of consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. The Company was in violation of certain covenants at June 30, 1997 and such violations have been waived by the Company's principal banks. At June 30, 1997, the Company had not drawn any amounts under the Credit Agreement. The Company expects to renegotiate the Credit Agreement during the second half of 1997 and until that time, the Company may not draw amounts under the Credit Agreement.

     Long-term debt consisted of the following:

                                                JUNE 30,    DECEMBER 31,
                                                  1997         1996
Senior Subordinated Notes                      $  100,000   $  100,000
Notes payable to others                               621          766
                                               ----------   ----------
                                                  100,621      100,766
Less current portion                                  296          370
                                               ----------   ----------

                                               $  100,325   $  100,396
                                               ==========   ==========



     NOTES PAYABLE TO OTHERS:

     The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at June 30, 1997 range from approximately one year to five years. At June 30, 1997, these notes bear interest at fixed and variable rates ranging from 6% to 11.25%.

7.   NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt these disclosure requirements in the first quarter of 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas, and major customers. This statement supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The Company expects to adopt these disclosure requirements for the annual reporting period ended December 31, 1998.

8.   RESTRUCTURING CHARGE


     The Company recorded a restructuring charge of $3.3 million in the fourth quarter of 1996 due to the consolidation of manufacturing operations in 1997. The consolidation of operations is essential and will allow the Company to effectively respond to competitive pressures and maintain its position as a low cost provider. Costs incurred in connection with the restructuring charge have been charged to the results of operations for the year ended December 31, 1996. The consolidation of operations has progressed as planned. A summary of the restructuring charge reserve at June 30, 1997 and December 31, 1996 is as follows:

                                                              JUNE 30, DECEMBER 31,
                                                                1997      1996
Severance                                                      $  800   $1,511
Relocation                                                        881    1,087
Elimination of duplicate facilities and equipment                 446      682
                                                               ------   ------

                                                               $2,127   $3,280
                                                               ======   ======



9.   SUBSEQUENT EVENTS

     In July 1997, the Company completed the acquisition of substantially all of the assets of Power Bingo Corp., a market leader in handheld electronic bingo units. The purchase price consisted of an up front cost of $1.1 million and subsequent payments currently estimated at $2.4 million to $2.9 million, depending on the future performance of the units.

     In August 1997, the Gaming Control Commission (the "Commission") in Ontario, Canada moved to centralize the manufacture and distribution of pulltab tickets in Ontario. The Commission believes the creation of a central warehousing/ticket ordering system will improve efficiency in the distribution network, reduce costs and generate higher profits for charities. The move will also simplify the Commission's regulatory review process. The Company derives a significant portion of its revenues from the sale of pulltab tickets in Ontario. Until a final decision is reached, the Company can not estimate what impact, if any, the Commission's decision will have on its future operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the impact of newsprint and other paper costs, and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the entertainment and gaming industries and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, any forward looking statements should not be relied upon as a prediction of actual results.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1997 and 1996

Net Sales - Net sales were $31.7 million for the three months ended June 30, 1997, an increase of $4.4 million or 16% from $27.4 million for the three months ended June 30, 1996. The sales increase was primarily attributable to the consolidation of Trade Products which was acquired in the fourth quarter of 1996, partially offset by i) a continuing softness in the bingo industry that caused a decrease in sales of consumable products, particularly pulltab tickets, ii) increased competitive pricing pressures, particularly from smaller suppliers due to the sluggish industry and iii) quality problems in the ink products division.

The Company experienced a continuing softness in the U.S. pulltab ticket market during the three months ended June 30, 1997 due to competitive pressures from other sources of gaming and entertainment and continued pressure from competitors within the pulltab industry. Management believes that the Company will continue to experience softness in the U.S. pulltab ticket market through the remainder of 1997. The ink quality problems have been corrected and the Company does not expect the past problems to have a negative impact on future sales.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 65% for the three months ended June 30, 1997, a decrease of 4 percentage points from 69% for the three months ended June 30, 1996. The decrease is primarily attributable to the consolidation of Trade Products, which has lower pulltab ticket production costs than the historical results of Stuart. The Company also experienced more favorable raw materials prices, particularly in newsprint during the second quarter of 1997. Management believes that newsprint prices may increase in the second half of 1997.

During the second quarter of 1997, the Company completed the consolidation of its U.S. pulltab ticket manufacturing operations and continued the consolidation of its U.S. bingo paper manufacturing operations, which will be completed in early 1998. Pulltab ticket production costs are expected to decline in the second half of 1997 as the Company takes advantage of the manufacturing consolidation benefits. Bingo paper production costs are expected to decline in the second half of 1997 as more products are manufactured in the Company's Texas border facilities. However, until the bingo paper consolidation is complete, the Company expects to experience certain production inefficiencies associated with closing some of its existing manufacturing operations.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses were $9.7 million for the three months ended June 30, 1997, an increase of $3.4 million or 53% from $6.3 million for the three months ended June 30, 1996. The increase is primarily attributable to the consolidation of Trade Products that added SG&A expenses of approximately $2.2 million. Excluding the effect of the consolidation of Trade Products, the Company experienced increases in i) professional fees, ii) travel costs, iii) salaries and related benefits and iv) a less favorable bad debt expense experience.

Interest Expense, net - Interest expense, net was $3.1 million for the three months ended June 30, 1997, an increase of $2.1 million or 199% from $1.0 million for the three months ended June 30, 1997. The increase is attributable to accrued interest on the Notes and the amortization of the deferred financing fees on the Notes and the Credit Agreement, partially offset by interest income earned on the excess proceeds from the Notes.

EBITDA - EBITDA was $3.1 million for the three months ended June 30, 1997, a decrease of $2.0 million or 39% from $5.1 million, on a pro forma basis, for the three months ended June 30, 1996. The decrease in EBITDA is primarily due to i) a decrease in the sale of consumable products, particularly pulltab tickets, ii) short-term production inefficiencies experienced during the consolidation of U.S. pulltab manufacturing operations and iii) increased SG&A expenses.

Comparison of Six Months Ended June 30, 1997 and 1996

Net Sales - Net sales were $64.4 million for the six months ended June 30, 1997, an increase of $10.2 million or 19% from $54.2 million for the six months ended June 30, 1996. The sales increase was primarily attributable to the consolidation of Trade Products which was acquired in the fourth quarter of 1996, partially offset by i) a continuing softness in the bingo industry that caused a decrease in sales of consumable products, particularly pulltab tickets, ii) increased competitive pricing pressures, particularly from smaller suppliers due to the sluggish industry, iii) quality problems in the ink products division and iv) a decrease in electronic bingo hall equipment sales due primarily to a $1.2 million sale of System 12(TM) electronic bingo and gaming units in the first six months of 1996 that was not repeated in 1997.

The Company experienced a continuing softness in the U.S. pulltab ticket market during the six months ended June 30, 1997 due to competitive pressures from other sources of gaming and entertainment and continued pressure from competitors within the pulltab industry. Management believes that the Company will continue to experience softness in the U.S. pulltab ticket market through the remainder of 1997. The ink quality problems have been corrected and the Company does not expect the past problems to have a negative impact on future sales.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 68% for the six months ended June 30, 1997, an decrease of 1 percentage point from 69% for the six months ended June 30, 1996. Excluding the application of a purchase accounting adjustment of $1.5 million recorded in the first six months of 1997 to the finished goods inventory of Trade Products, cost of sales, as a percentage of sales was 65%, or a decrease of 4 percentage points from the first six months of 1996. The decrease is primarily attributable to the consolidation of Trade Products, which has lower production costs than the historical results of Stuart. The Company also experienced more favorable raw materials prices, particularly in newsprint during the first six months of 1997. Management believes that newsprint paper prices may increase in the second half of 1997.

During the first six months of 1997, the Company completed the consolidation of its U.S. pulltab ticket manufacturing operations and continued the consolidation of its U.S. bingo paper manufacturing operations, which will be completed in early 1998. Pulltab ticket production costs are expected to decline in the second half of 1997 as the Company takes advantage of the manufacturing consolidation benefits. Bingo paper production costs are expected to decline in the second half of 1997 as more products are manufactured in the Company's Texas border facilities. However, until the bingo paper consolidation is complete, the Company expects to experience certain production inefficiencies associated with closing its existing manufacturing operations.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses were $18.7 million for the six months ended June 30, 1997, an increase of $6.8 million or 57% from $11.9 million for the six months ended June 30, 1996. The increase is primarily attributable to the consolidation of Trade Products that added SG&A expenses of approximately $4.4 million. Excluding the effect of the consolidation of Trade Products, the Company experienced increases in i) professional fees, ii) travel costs, iii) salaries and related benefits and iv) a less favorable bad debt expense experience.

In response to the ongoing softness in the bingo industry that has negatively impacted the Company's business, management is addressing additional manufacturing consolidation opportunities and is planning further consolidation of corporate functions at the Company's Council Bluffs headquarters. These activities are likely to result in a restructuring charge in second half of 1997 with expected benefits in 1998.

Interest Expense, net - Interest expense, net was $6.2 million for the six months ended June 30, 1997, an increase of $4.0 million or 180% from $2.2 million for the six months ended June 30, 1996. The increase is attributable to accrued interest on the Notes and the amortization of the deferred financing fees on the Notes and the Credit Agreement, partially offset by interest income earned on the excess proceeds from the Notes.

Net Income (Loss) - Net loss for the six months ended June 30, 1997 was $2.5 million, or $0.37 per share, compared with net income of $1.8 million, or $0.26 per share for the six months ended June 30, 1996. Including a charge in the current year period of $875,000, net of taxes, or $0.13 per share, for a purchase accounting adjustment to the finished goods inventory of Trade Products, the Company had a net loss of $1.7 million, or $0.24 per share.

EBITDA - EBITDA was $6.9 million for the six months ended June 30, 1997, a decrease of $3.5 million or 33% from $10.4 million, on a pro forma basis, for the six months ended June 30, 1996. The decrease in EBITDA is primarily due to
i) a decrease in the sale of consumable products, particularly pulltab tickets,
ii) short-term production inefficiencies experienced during the consolidation of U.S. pulltab manufacturing operations, iii) increased SG&A expenses and iv) a System 12(TM) electronic bingo sale of $1.2 million in the first six months of 1996 that was not repeated in the 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at June 30, 1997, including the current portion, totaled $100.6 million compared to $100.8 million at December 31, 1996 (see
Note 6 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first six months ended June 30, 1997 totaled approximately $145,000 compared to $3.1 million for the six months ended June 30, 1996.

As of June 30, 1997, the Company had not drawn any amount available under its $30 million line of credit facility. The Company was in violation of certain covenants at June 30, 1997. The Company is in the process of obtaining waivers of these violations from its principal banks. The Company currently expects to renegotiate the Credit Agreement during the second half of 1997 and until that time, the Company may not draw amounts under the Credit Agreement.

Capital expenditures during the six months ended June 30, 1997 totaled $2.4 million. Capital expenditures for fiscal 1997 are projected to be approximately $3.5 million. The Company's capital expenditure program will continue to focus on the purchase of equipment designed to expand its product offerings and/or improve manufacturing efficiencies. The Company expects a larger portion of its capital expenditure requirements to be allocated to the upgrade and development of management information systems.

The Company believes that with its current operating plan, the cash flow from operations, excess cash on hand and amounts available under the Credit Agreement (upon renegotiation of the Credit Agreement), it will have sufficient cash to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures, expenses related to consolidation of operations and working capital requirements. In addition, with the acquisition of Power Bingo in July 1997, the Company expects the electronics portion of its business to generate additional cash flow.

The Company's business plan includes business acquisitions and strategic alliances. The Company will continue to evaluate additional opportunities and, as more attractive opportunities develop, the Company plans to make additional acquisitions in the electronic gaming industry. The Company expects to meet additional capital needs with the proceeds from sales or issuance of equity securities, credit facilities and other borrowings. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable or the Company's operations will produce positive consolidated cash flow in sufficient amounts to service the Notes. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion or expenditures, which could have a material adverse effect on the Company's growth. In addition, the Company's operating flexibility with respect to certain business matters will be limited by covenants associated with the Notes. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

An annual meeting of the Stockholders of the Company was held on May 20, 1997, in Rosemont, Illinois, for the purpose of re-electing Mr. Sangwoo Ahn, Mr. Albert F. Barber, Mr. Perry J. Lewis, Mr. Harry Poll, Mr. Ronald G. Rudy, Mr. Richard D. Spizzirri, Mr. Ira Starr, Mr. Leonard A. Stuart, Mr. Timothy R. Stuart and Mr. Stanley M. Taube to the Board of Directors, approving the Company's 1997 Employee Stock Purchase Plan and ratifying the appointment of the Company's independent auditors.

The following votes were cast by the Stockholders with respect to the election of directors:

                                  Shares      Shares     Shares
                                  Voted       Voted       Voted        Broker
                                   For       Against    Abstained    Non-Votes
                                 ---------   -------    ---------    ---------
     Mr. Sangwoo Ahn             5,782,363      0         13,670         0
     Mr. Albert F. Barber        5,784,049      0         11,984         0
     Mr. Perry J. Lewis          5,784,049      0         11,984         0
     Mr. Harry Poll              5,784,049      0         11,984         0
     Mr. Ronald G. Rudy          5,784,049      0         11,984         0
     Mr. Richard D. Spizzirri    5,784,049      0         11,984         0
     Mr. Ira Starr               5,784,049      0         11,984         0
     Mr. Leonard A. Stuart       5,784,049      0         11,984         0
     Mr. Timothy R. Stuart       5,784,049      0         11,984         0
     Mr. Stanley M. Taube        5,784,049      0         11,984         0

The following votes were cast by the Stockholders with respect to the approval of the Company's 1997 Employee Stock Purchase Plan:

                                  Shares      Shares     Shares
                                  Voted       Voted       Voted        Broker
                                   For       Against    Abstained    Non-Votes
                                 ---------   -------    ---------    ---------
                                 5,024,934   109,991        4,806        0

The following votes were cast by the Stockholders with respect to the resolution to ratify the Board of Directors' selection of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997:

                                  Shares      Shares     Shares
                                  Voted       Voted       Voted        Broker
                                   For       Against    Abstained    Non-Votes
                                 ---------   -------    ---------    ---------
                                 5,788,271     4,060        3,702        0


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

                                  STUART ENTERTAINMENT, INC.



Date:    August 14, 1997          /s/ TIMOTHY R. STUART
                                  -------------------------------------------
                                  Timothy R. Stuart
                                  President



Date:    August 14, 1997          /s/ PAUL C. TUNINK
                                  -------------------------------------------
                                  Paul C. Tunink
                                  Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.            Description
-----------            -----------
 11              Statements Regarding Computation
                 of Per Share Earnings

 27              Financial Data Schedule