Form 10-Q
period 1997-09-30
STUART ENTERTAINMENT INC
filed 1997-11-14
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended                               Commission File Number
September 30, 1997                                          0-10737


                           Stuart Entertainment, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 84-0402207
------------------------                                 -------------------
(State of incorporation)                                   (I.R.S. Employer
                                                      Identification Number)

3211 Nebraska Avenue, Council Bluffs, IA                           51501
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code: (712) 323-1488
                                                   ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes [X]    No [ ]

As of November 10, 1997 there were 6,920,140 shares of the Registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page No.
                                                                                                --------

PART I.  FINANCIAL INFORMATION:

Item 1:

     Consolidated Statements of Operations for the Three and
       Nine Months Ended September 30, 1997 and 1996 ...........................................   3

     Consolidated Balance Sheets as of September 30, 1997 and
       December 31, 1996    ....................................................................   4

     Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1997 and 1996 ...........................................   5

     Notes to Consolidated Financial Statements.................................................6-11

Item 2:

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.................................... .................12-15

PART II. OTHER INFORMATION:....................................................................   16

     Signatures................................................................................   17

     Exhibit Index.............................................................................   18

                          PART I. FINANCIAL INFORMATION

Item 1.           Financial Information

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Amounts in thousands, except per share data)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                        1997              1996             1997              1996
                                                     ----------        ----------       ----------        ----------
NET SALES                                            $   30,482        $   27,149       $   94,870        $   81,332

COST OF GOODS SOLD                                       21,460            18,647           64,936            55,966
                                                     ----------        ----------       ----------        ----------

GROSS MARGIN                                              9,022             8,502           29,934            25,366

OTHER EXPENSES:
  Selling, general and administrative expenses            9,740             6,400           28,446            18,323
  Interest expense, net                                   3,188             1,069            9,396             3,286
                                                     ----------        ----------       ----------        ----------
    Other expenses, net                                  12,928             7,469           37,842            21,609
                                                     ----------        ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                        (3,906)            1,033           (7,908)            3,757

INCOME TAX PROVISION (BENEFIT)                           (1,385)              402           (2,850)            1,334
                                                     ----------        ----------       ----------        ----------

NET INCOME (LOSS)                                    $   (2,521)       $      631       $   (5,058)       $    2,423
                                                     ==========        ==========       ==========        ==========

EARNINGS (LOSS) PER SHARE                            $    (0.37)       $     0.09       $    (0.74)       $     0.35
                                                     ==========        ==========       ==========        ==========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                           6,896             6,996            6,851             6,890
                                                     ==========        ==========       ==========        ==========



Note: No dividends were paid or declared during the nine months ended September 30, 1997 and 1996.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
(Amounts in thousands)
--------------------------------------------------------------------------------


                                                                           September 30,       December 31,
ASSETS                                                                         1997               1996
                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $    13,233        $    13,732
  Trade receivables, net of allowance for doubtful accounts of $2,565
    and $2,230                                                                   24,469             25,998
  Current portion of notes receivable, less allowance for doubtful
     accounts of $99 and $99                                                      1,667              1,296
  Inventories                                                                    24,733             28,118
  Income taxes receivable                                                         4,067              2,545
  Deferred income taxes                                                           2,581              2,581
  Prepaid expenses and other current assets                                       1,376                989
                                                                            -----------        -----------
           Total Current Assets                                                  72,126             75,259

PROPERTY, PLANT AND EQUIPMENT, net                                               25,569             29,760
GOODWILL, net of accumulated amortization of $2,704 and $1,983                   44,501             43,726
OTHER ASSETS, net                                                                 6,889              5,850
                                                                            -----------        -----------

                                                                            $   149,085        $   154,595
                                                                            ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                         $       119        $       370
  Trade payables                                                                 11,443             11,834
  Accrued payroll and benefits                                                    2,072              2,688
  Accrued interest                                                                4,745              1,632
  Other accrued liabilities                                                       1,110              1,261
  Restructuring charge reserve                                                    1,667              3,280
  Deferred income taxes                                                             169                169
                                                                            -----------        -----------
           Total Current Liabilities                                             21,325             21,234

LONG-TERM DEBT                                                                  100,290            100,396
DEFERRED INCOME TAXES                                                             2,101              2,320
DEFERRED INCOME                                                                     254                287
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value;  30,000,000 shares authorized;
     6,975,174 and 6,884,376 shares issued, respectively                             69                 69
  Additional paid-in capital                                                     27,368             27,368
  Retained earnings (deficit)                                                    (1,764)             3,294
  Treasury stock (56,260 shares at cost)                                           (189)              (189)
  Cumulative translation adjustment, net of deferred income taxes                  (369)              (184)
                                                                            -----------        -----------
           Total Stockholders' Equity                                            25,115             30,358
                                                                            -----------        -----------

                                                                            $   149,085        $   154,595
                                                                            ===========        ===========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
(Amounts in thousands)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   1997             1996
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  (5,058)       $   2,423
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Depreciation and amortization                                                    5,306            3,472
    Provision for doubtful accounts                                                    344             (198)
    Payments on restructuring charge                                                (1,613)              --
    Other non-cash expenses - net                                                     (654)              65
    Change in operating assets and liabilities:
      Trade receivables                                                               (346)          (2,712)
      Inventories                                                                    3,086             (856)
      Trade payables                                                                  (392)             278
      Other - net                                                                      436             (763)
                                                                                 ---------        ---------
           Net cash flows from operating activities                                  1,109            1,709

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                (1,200)              --
  Capital expenditures                                                              (3,290)            (950)
  Proceeds from disposals                                                            2,839               --
  Payments received on notes receivable                                              1,026            1,179
  Other                                                                               (142)              --
                                                                                 ---------        ---------
           Net cash flows from investing activities                                   (767)             229

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under Revolving Facility                                                   --            2,049
  Payment on Term Facility                                                              --           (2,278)
  Cost of debt financing                                                              (505)              --
  Payments on long-term debt                                                          (357)          (2,316)
  Proceeds from exercise of stock options                                               --              521
                                                                                 ---------        ---------
           Net cash flows from financing activities                                   (862)          (2,024)

  Effect of currency exchange rate changes on cash of foreign subsidiaries              21                2
                                                                                 ---------        ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (499)             (84)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    13,732              943
                                                                                 ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  13,233        $     859
                                                                                 =========        =========
Interest paid                                                                    $   6,508        $   3,107
Income taxes paid (refunded), net                                                $  (1,179)       $   1,805


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER, 1997 AND 1996
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


1.    SUMMARY OF ACCOUNTING POLICIES

      NATURE OF OPERATIONS - Stuart Entertainment, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit. The Company is also engaged in the manufacture and distribution of electronic gaming equipment, primarily for the Company's bingo markets. The Company does not believe there are any significant concentrations of credit risk.

      BASIS OF PRESENTATION - In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1996, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

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

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid financial instruments purchased with a maturity of nine months or less to be cash equivalents. The Company utilizes a cash management system that includes zero balance accounts. Negative cash balances for such accounts, resulting from outstanding checks, are reclassified to accounts payable in the consolidated financial statements.

      EARNINGS PER SHARE - The number of shares used in the computation of earnings per share for the three and nine months ended September 30, 1997 and 1996 is based upon the weighted average number of shares outstanding and, if dilutive, common stock equivalents (stock options and warrants) of the Company using the treasury stock method.

      FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT - The translation from the applicable foreign currencies to U.S. dollars is performed for assets and liabilities using exchange rates in effect at the balance sheet date and stockholders' equity using historical exchange rates. Revenues and expenses are translated using the average exchange rate during the period. The gains or losses, net of applicable deferred income taxes, resulting from such translation, are included in stockholders' equity.

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

      DEFERRED FINANCING FEES - Deferred financing fees are being amortized to interest expense using the straight-line method over the respective terms of the credit agreements; five years for the Credit Agreement and eight years for the Senior Subordinated Notes.

      GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of the intangible asset may be impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Goodwill is amortized on a straight-line basis over periods ranging from ten to forty years. In 1995, the Company recognized an impairment of goodwill, via a one-time pre-tax charge related to the discontinuation of its manufacturing operations in the United Kingdom.

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

2.    ACQUISITIONS

      TRADE PRODUCTS, INC.:

      On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition") for a purchase price of $37.6 million, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock, with an exercise price of $7.75 per share.

      The Trade Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $16.3 million. The results of operations of Trade have been consolidated since the date of the Trade Acquisition.

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

                                                             NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------
                                                         1997               1996
Net sales                                             $    94,870        $   109,876
Net income (loss)                                     $    (5,058)       $     1,060
Income (loss) per share                               $     (0.74)       $      0.15

Average common and common equivalent shares                 6,851              6,890
  outstanding

      POWER BINGO CORP.:

      On July 1, 1997, the Company completed the acquisition of substantially all the assets of Power Bingo Corp., a market leader in handheld electronic bingo units for a purchase price of $1.2 million, consisting of $1.1 million in cash and forgiveness of a note receivable plus subsequent payments currently estimated at $2.4 million to $2.9 million, depending on the future performance of the units.

3.    INVENTORIES

      Inventories consisted of the following:


                                                           SEPTEMBER 30,      DECEMBER 31,
                                                               1997              1996
      Raw materials                                        $   3,352         $   3,975
      Work-in-process                                          4,102             4,316
      Finished goods                                          17,279            19,827
                                                           ---------         ---------

                                                           $  24,733         $  28,118
                                                           =========         =========

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consisted of the following:


                                                          SEPTEMBER 30,     DECEMBER 31,
                                                               1997            1996
      Land and buildings                                     $   2,011       $   5,739
      Equipment                                                 40,520          39,759
                                                             ---------       ---------
                                                                42,531          45,498
       Less accumulated depreciation                            16,962          15,738
                                                             ---------       ---------

                                                             $  25,569       $  29,760
                                                             =========       =========

5.    OTHER ASSETS

      Other assets consisted of the following:

                                                               September 30,    December 31,
                                                                   1997            1996
      Deferred financing fees, net of accumulated
        amortization of $485 and $104, respectively              $   3,892       $   3,768
      Notes receivable, net of allowance for doubtful
        accounts of $114 and $124, respectively                      1,053             919
      Other investments and assets                                   1,681             916
      Investments in joint ventures                                    263             247
                                                                 ---------       ---------
                                                                 $   6,889       $   5,850
                                                                 =========       =========

6. LONG-TERM DEBT

   On November 13, 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the "Original Notes"). Pursuant to a registration rights agreement, on March 28, 1997, the Company completed an exchange offer in which the Original Notes were exchanged for the Company's Series B 12.5% Senior Subordinated Notes due November 15, 2004 (the "Notes"). Interest on the Notes are payable semi-annually on each May 15 and November 15. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company used the proceeds of the private placement to finance the Trade Acquisition, to repay certain existing indebtedness and for general corporate purposes.

   On November 13, 1996, the Company amended and restated its credit agreement (the "Credit Agreement"). The Credit Agreement consists of a revolving credit facility in the aggregate principal amount of $30 million, bearing interest with reference to the base rate or the LIBOR rate, at the Company's option, plus the applicable interest margin, as defined in the Credit Agreement. At September 30, 1997, the Company was in violation of certain covenants and therefore had not been able to draw any amounts under the Credit Agreement. The Company anticipates that it will terminate the Credit Agreement and replace it with a new $30 million revolving credit facility in the fourth quarter of 1997. See - Liquidity and Capital Resources.

   Long-term debt consisted of the following:

                                                       SEPTEMBER 30,      DECEMBER 31,
                                                           1997              1996
   Senior Subordinated Notes                            $   100,000       $   100,000
   Notes payable to others                                      409               766
                                                        -----------       -----------
                                                            100,409           100,766
   Less current portion                                         119               370
                                                        -----------       -----------

                                                        $   100,290       $   100,396
                                                        ===========       ===========

   NOTES PAYABLE TO OTHERS:

   The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and
   iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at September 30, 1997 range from approximately one year to five years. At September 30, 1997, these notes bear interest at fixed and variable rates ranging from 6% to 11.25%.

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

8.    RESTRUCTURING CHARGE

      During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing four facilities and transferring operations to other manufacturing facilities. This consolidation decision was made to improve customer service, improve productivity and asset utilization and to reduce costs.

      Accordingly, the Company recorded a restructuring charge of $3,280,000 in 1996. A summary of the restructuring reserve of September 30, 1997 and December 31, 1996 is as follows:

                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     1997            1996
      Severance and termination benefits for approximately
        400 employees                                              $     507       $   1,511
      Facility shutdown and relocation costs                           1,160           1,769
                                                                   ---------       ---------

                                                                   $   1,667       $   3,280
                                                                   =========       =========

9.    SUBSEQUENT EVENTS

      In August 1997, the Gaming Control Commission (the "Commission") in Ontario, Canada moved to centralize the manufacture and distribution of pulltab tickets in Ontario. Effective November 3, 1997, Bingo Press and Specialty, Limited (d/b/a Bazaar & Novelty) was awarded a five year contract from the Commission to supply pulltabs to all charity licensed retail locations in the Province of Ontario. The Company derives a significant portion of its revenues from the sales of pulltabs in Ontario and the award of this contract broadens the Company's market in Ontario and brings stability to the operations there.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1997 and 1996

Net Sales - Net sales were $30.5 million for the three months ended September 30, 1997, an increase of $3.3 million or 12% from $27.1 million for the three months ended September 30, 1996. The sales increase was primarily attributable to the consolidation of Trade Products which was acquired in the fourth quarter of 1996, partially offset by i) a continuing softness in the bingo industry that caused a decrease in sales of consumable products, particularly pulltab tickets,
ii) increased competitive pricing pressures, particularly from smaller suppliers due to the sluggish industry, iii) the impact of the Company's ongoing consolidation of manufacturing operations and iv) a decrease in bingo hall equipment sales due to a $2.4 million sale of System 12(R) electronic fixed-base gaming systems that occurred in the third quarter of 1996 that was not repeated in 1997.

The Company experienced a continuing softness in the U.S. pulltab ticket market during the three months ended September 30, 1997 due to competitive pressures from other sources of gaming and entertainment and continued pressure from competitors within the pulltab industry. Management believes that the Company will continue to experience softness in the U.S. pulltab ticket market through the fourth quarter of 1997. All pulltab operations have been consolidated at Lynnwood, Washington, positioning the Company as a low cost provider and allowing for a focused marketing effort.

Effective November 3, 1997, Bingo Press and Limited, (d/b/a Bazaar & Novelty) was awarded a five-year contract from the Ontario Gaming Commission to supply pulltabs to all charity licensed retail locations in the Province of Ontario. The Company derives a significant portion of its revenue from the sale of pulltabs in Ontario and the award of this contract broadens the Company's market in Ontario and brings stability to its operation there.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 70.4% for the three months ended September 30, 1997 compared to 68.7% for the three months ended September 30, 1996. The increase is primarily attributable to i) an increase in the cost of labor and overhead to manufacture Bingo paper, somewhat offset, by more favorable raw materials prices for newsprint and ii) production inefficiencies attributable to consolidation of paper and ink manufacturing operations in Texas and lower sales volume in the current period.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses were $9.7 million for the three months ended September 30, 1997, an increase of $3.3 million or 52% from $6.4 million for the three months ended September 30, 1996. The increase is primarily attributable to the consolidation of Trade Products that added SG&A expenses of approximately $2.1 million. Excluding the effect of the consolidation of Trade Products, the Company experienced increases in i) professional fees, ii) travel costs, iii) salaries and related benefits and iv) bad debt expense.

Interest Expense, net - Interest expense, net was $3.2 million for the three months ended September 30, 1997, an increase of $2.1 million from $1.1 million for the three months ended September 30, 1996. The increase is attributable to accrued interest on the Notes and the amortization of the deferred financing fees on the Notes and the Credit Agreement, partially offset by interest income earned on the excess proceeds from the Notes.

Comparison of Nine Months Ended September 30, 1997 and 1996

Net Sales - Net sales were $94.9 million for the nine months ended September 30, 1997, an increase of $13.6 million or 16.6% from $81.3 million for the nine months ended September 30, 1996. The sales increase was primarily attributable to the consolidation of Trade Products which was acquired in the fourth quarter of 1996, partially offset by i) a continuing softness in the bingo industry that caused a decrease in sales of consumable products, particularly pulltab tickets,
ii) increased competitive pricing pressures, particularly from smaller suppliers due to the sluggish industry, iii) the impact of the Company's ongoing consolidation of manufacturing operations and iv) a decrease in electronic bingo hall equipment sales due primarily to $3.6 million in sales of System 12(R) electronic fixed-base gaming systems in the first nine months of 1996 that was not repeated in 1997.

The Company experienced a continuing softness in the U.S. pulltab ticket market during the nine months ended September 30, 1997 due to competitive pressures from other sources of gaming and entertainment and continued pressure from competitors within the pulltab industry. Management believes that the Company will continue to experience softness in the U.S. pulltab ticket market through the remainder of 1997.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 68.4% for the nine months ended September 30, 1997 compared to 68.8% for the nine months ended September 30, 1996. Included in the 1997 results is a first-quarter reduction in margins of $1,458,000, or $0.13 per share, related to a purchase accounting adjustment to the finished goods inventory of Trade Products. This decrease is primarily attributable to the Company reducing its pulltab production costs. The Company also experienced more favorable newsprint prices in 1997 partially offset by production inefficiencies. In addition, cost of sales in 1996 reflects the cost of System 12(R) electronic fixed-base gaming systems that were not repeated in 1997.

During the first nine months, the Company completed the consolidation of its U.S. pulltab ticket manufacturing operations and continued the consolidation of its U.S. bingo paper and ink manufacturing operations, which will be completed in 1998. Pulltab ticket production costs are expected to continue to decline in the fourth quarter of 1997 compared to the prior year as the Company benefits from the consolidation. However, bingo paper production inefficiencies are expected to unfavorably impact the fourth quarter of 1997 and first half of 1998 as a result of closing the existing operations. Bingo paper production costs are expected to decline in the future as more products are manufactured in the Company's Texas border facilities.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses were $28.4 million for the nine months ended September 30, 1997, an increase of $10.1 million or 55% from $18.3 million for the nine months ended September 30, 1996. The increase is primarily attributable to the consolidation of Trade Products that added SG&A expenses of approximately $6.5 million. Excluding the effect of the consolidation of Trade Products, the Company experienced increases in i) professional fees, ii) travel costs, iii) salaries and related benefits and iv) bad debt expense.

The competitive pressure in the bingo industry has negatively impacted the Company's business. In response to this continuing softness, the Company is addressing additional manufacturing consolidation opportunities and is planning on further consolidation of administrative support functions. These activities are likely to result in a fourth quarter charge.

Interest Expense, net - Interest expense, net was $9.4 million for the nine months ended September 30, 1997, an increase of $6.1 million from $3.3 million for the nine months ended September 30, 1996. The increase is attributable to accrued interest on the Notes and the amortization of the deferred financing fees on the Notes and the Credit Agreement, partially offset by interest income earned on the excess proceeds from the Notes.

Net Income (Loss) - Net loss for the nine months ended September 30, 1997 was $5.1 million, or $0.74 per share, compared with net income of $2.4 million, or $0.35 per share for the nine months ended September 30, 1996. Including a charge in the current year of $875,000, net of taxes, or $0.13 per share, for a purchase accounting adjustment to the finished goods inventory of Trade Products, the Company had a net loss of $4.2 million, or $0.61 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at September 30, 1997, including the current portion, totaled $100.4 million compared to $100.8 million at December 31, 1996 (see Note 6 of Notes to Consolidated Financial Statements). Principal payments on long-term debt for the first nine months ended September 30, 1997 totaled approximately $.4 million compared to $4.6 million for the nine months ended September 30, 1996.

As of September 30, 1997, the Company was in violation of certain covenants under its Credit Agreement and therefore had not been able to draw amounts under the Credit Agreement. The Company is currently in the process of negotiating a new credit facility to replace its existing Credit Agreement. The Company expects that the new credit facility will be a $30 million dollar revolving credit facility, subject to availability, and will be secured by inventory, receivables and equipment. The Company expects to finalize the new credit facility in the fourth quarter.

Capital expenditures during the nine months ended September 30, 1997 totaled $3.3 million. Capital expenditures for fiscal 1997 are projected to be approximately $4.5 million. The Company's 1997 capital expenditure program continues to emphasize improving manufacturing efficiencies. In addition, resources have been allocated to the purchase of equipment designed to expand the Company's product offerings and to the upgrade and development of management information systems. The Company expects that a significant portion of 1998 capital expenditures will continue to be allocated to the upgrade and development of its management information systems.

The Company believes that with its current operating plan, the cash flow from operations, excess cash on hand and amounts available upon completion of the new credit facility in the fourth quarter of 1997, it will have sufficient cash to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures, expenses related to consolidation of operations and working capital requirements. In addition, with the acquisition of Power Bingo in July 1997, the Company expects the electronics portion of its business to generate additional cash flow.

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

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K:

           a.  EXHIBITS:

               Exhibit 11       Statement Regarding Computation of Per Share
                                Earnings

               Exhibit 27       Financial Data Schedule


           b.  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K dated July 1, 1997 regarding the Asset Purchase Agreement between the Company and Power Bingo Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STUART ENTERTAINMENT, INC.



Date: November 14, 1997             /s/ Timothy R. Stuart
                                    ------------------------------------------
                                    Timothy R. Stuart
                                    President



Date: November 14, 1997             /s/ Paul C. Tunink
                                    ------------------------------------------
                                    Paul C. Tunink
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.            Description
-----------            -----------
   11                  Statements Regarding Computation of Per Share Earnings

   27                  Financial Data Schedule