Form 10-K/A
period 1996-12-31
STUART ENTERTAINMENT INC
filed 1998-01-14
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A-1


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NO.
   DECEMBER 31, 1996                                            0-10737

                           STUART ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                                   84-0402207
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

        3211 NEBRASKA AVENUE
        COUNCIL BLUFFS, IOWA                                              51501
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 1997 was $9,474,877.50

     The number of shares outstanding of the Registrants' $.01 par value common stock as of March 22, 1997 was 6,717,062.

     DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1997 are incorporated by reference into Part III.

ITEM 3.  LEGAL PROCEEDINGS


     The Company has been sued for patent infringement in the United States District Court for the District of Nevada by Fortunet, Inc. ("Fortunet") The suit consists of two counts. The first count concerns a device known as the Bingo Card Minder that was marketed by the Company and manufactured by Bingo Card Minder Corp., who is co-defendant for the first count. The Company no longer markets the Bingo Card Minder. The second count is against the Company and alleges that the System 12(TM) electronic bingo system manufactured by Video King infringes three patents owned by Fortunet. The Company does not believe that System 12(TM) infringes any of the patents and that the three patents are invalid. The Company has requested that the United States Patent and Trademark Office ("PTO") re-examine the three patents. The PTO has granted the Company's request as to two patents; the PTO agreed that a substantial new question of patentability exists as to such patents. The PTO has not acted on the request for the reexamination of the third patent, which was filed approximately four months after the request for re-examination of the first two patents. The Company intends to vigorously defend the suit on both counts.


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


     In July 1996, the Company was sued by William G. Kellen in a suit filed in Los Angeles Superior Court. The Company had previously entered into a marketing and manufacturing agreement with Power Bingo Corporation. In the suit the plaintiff has alleged that he had a preexisting exclusive distribution agreement with Power Bingo Corporation for various geographic areas including the State of Texas. The plaintiff has alleged that Power Bingo Corporation has breached one or more contracts with him and that the Company interfered with his alleged contract. The Company intends to vigorously defend the suit.

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

(IN THOUSANDS, EXCEPT PER SHARE DATA)                      1996         1995         1994         1993          1992
                                                           ----         ----         ----         ----          ----

SUMMARY OF OPERATIONS:  (1)
Net sales                                               $ 110,636    $ 109,882    $  59,158    $  53,937    $  52,519
Gross margin                                               32,873       35,160       16,171       13,770       14,542
Income (loss before extraordinary loss and
  cumulative effect of change in accounting principle      (1,298)         786       (1,608)         512        1,720
Net income (loss)                                          (2,231)         786       (1,608)         699        1,720
Earnings (loss) per share before cumulative
  effect of extraordinary loss and change in
    accounting principle-primary                            (0.19)        0.12        (0.45)        0.15         0.49
Earnings (loss) per share before cumulative
  accounting principle-fully dilutive                       (0.19)        0.11        (0.45)        0.15         0.49
Earnings (loss) per share-primary                           (0.32)        0.12        (0.45)        0.20         0.49
Earnings (loss) per share-fully dilutive                    (0.32)        0.11        (0.45)        0.20         0.49
Average common and common equivalent shares
  outstanding-primary                                       6,886        6,706        3,561        3,524        3,519
Average common and common equivalent shares
  outstanding-fully dilutive                                6,886        7,053        3,561        3,524        3,519

FINANCIAL CONDITION:
Working Capital                                            54,025       20,018       14,454        3,742       34,961
Current ratio                                                 3.5          1.8          1.7          1.2          1.3
Total Assets                                              154,595       98,994       88,977       37,301       33,764
Long-term debt                                            100,396       39,586       34,146        3,949        4,748
Stockholders' equity                                       30,358       32,040       30,153       15,140       14,168

OTHER FINANCIAL DATA:
EBITDA (2)                                              $  12,049    $  12,117    $   1,088    $   3,127    $   4,693
Net cash flows from operating activities                    1,464       (1,790)       1,202         (512)       2,548
Net cash flows from investing activities                  (38,150)        (682)     (30,396)        (590)      (1,402)
Net cash flows from financing activities                   49,464        1,260       30,822          945         (816)

-----------------------
(1) On December 13, 1994, Stuart completed the acquisition of Bazaar. On November 13, 1996, the Company completed the acquisition of Trade. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of Bazaar and Trade have been included with Stuart's since the date of acquisition. See Note 2 to Notes to Consolidated Financial Statements of Stuart included herein.

(2) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, purchase accounting adjustments, restructuring charge and extraordinary item. EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance. The Company also believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STUART ENTERTAINMENT, INC.




Dated:  January 12, 1998                     By /s/ Paul C. Tunink
                                               ------------------------------
                                             Paul C. Tunink, Chief Financial
                                               Officer

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                                                               PAGE

Independent Auditors' Report                                                                                   F-2
Consolidated Statements of Operations for the Years Ended  December 31, 1996, 1995 and 1994                    F-3
Consolidated Balance Sheets as of December 31, 1996 and 1995                                                   F-4
Consolidated Statements of Stockholders' Equity for the   Years Ended December 31, 1996, 1995 and 1994         F-5
Consolidated Statements of Cash Flows for the Years Ended  December 31, 1996, 1995 and 1994                    F-6
Notes to Consolidated Financial Statements                                                                 F-7 to F-24
Financial Statement Schedules:  Schedule II - Valuation and Qualifying accounts                               F-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stuart Entertainment, Inc., Council Bluffs, Iowa. We have audited the accompanying consolidated balance sheets of Stuart Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stuart Entertainment, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 14, 1997

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                  1996           1995            1994

NET SALES                                                                    $   110,636    $   109,882    $    59,158

COST OF GOODS SOLD                                                                77,763         74,722         42,987
                                                                             -----------    -----------    -----------

GROSS MARGIN                                                                      32,873         35,160         16,171

OTHER EXPENSES AND INCOME:
  Selling, general and administrative expenses                                    25,318         26,581         14,323
  Restructuring charge                                                             3,280             --             --
  United Kingdom charge                                                               --            819             --
  Termination of Consulting Agreement                                                 --             --          2,000
  Amortization of goodwill                                                           940            878             96
  Equity in (earnings) losses of joint ventures                                       11           (129)           980
  Interest expense, net                                                            5,337          4,448          1,045
                                                                             -----------    -----------    -----------
           Other Expenses and Income - Net                                        34,886         32,597         18,444
                                                                             -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                 (2,013)         2,563         (2,273)

INCOME TAX PROVISION (BENEFIT)                                                      (715)         1,777           (665)
                                                                             -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                           (1,298)           786         (1,608)

EXTRAORDINARY ITEM - Loss on extinguishment of debt, net of taxes                    933             --             --
                                                                             -----------    -----------    -----------

NET INCOME (LOSS)                                                            $    (2,231)   $       786    $    (1,608)
                                                                             ===========    ===========    ===========

EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary loss - primary                          $     (0.19)   $      0.12    $     (0.45)
  Extraordinary loss                                                               (0.13)            --             --
                                                                             -----------    -----------    -----------

  Earnings (loss) per share - primary                                        $     (0.32)   $      0.12    $     (0.45)
                                                                             ===========    ===========    ===========

Average Common and Common Equivalent Shares Outstanding - primary              6,885,884      6,705,904      3,560,848
                                                                             ===========    ===========    ===========

  Income (loss) before extraordinary loss - fully dilutive                   $     (0.19)   $      0.11    $     (0.45)
  Extraordinary loss                                                               (0.13)            --             --
                                                                             -----------    -----------    -----------

  Earnings (loss) per share - fully dilutive                                 $     (0.32)   $      0.11    $     (0.45)
                                                                             ===========    ===========    ===========

  Average common and common equivalent shares outstanding - fully dilutive     6,885,884      7,053,222      3,560,848
                                                                             ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

ASSETS                                                                        1996         1995

CURRENT ASSETS:
  Cash and cash equivalents                                                $  13,732    $     943
  Trade receivables, net of allowance for doubtful accounts of $2,230
    and $2,086                                                                25,998       18,216
  Current portion of notes receivable, less allowance for doubtful
     accounts of $99 and $199                                                  1,296        1,153
  Inventories                                                                 28,118       21,982
  Income taxes recoverable                                                     2,545           --
  Deferred income taxes                                                        2,581        1,746
  Prepaid expenses and other current assets                                      989          547
                                                                           ---------    ---------
           Total Current Assets                                               75,259       44,587

PROPERTY, PLANT AND EQUIPMENT, net                                            29,760       21,117
GOODWILL, net of accumulated amortization of $1,983 and $1,209                43,726       29,194
OTHER ASSETS, net                                                              5,850        4,096
                                                                           ---------    ---------

                                                                           $ 154,595    $  98,994
                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $     370    $   7,897
  Trade payables                                                              11,834       12,512
  Accrued payroll and benefits                                                 2,688        1,967
  Other accrued liabilities                                                    2,893        1,610
  Restructuring charge reserve                                                 3,280           --
  Income taxes payable                                                            --          543
  Deferred income taxes                                                          169           40
                                                                           ---------    ---------
           Total Current Liabilities                                          21,234       24,569

LONG-TERM DEBT                                                               100,396       39,586
DEFERRED INCOME TAXES                                                          2,320        2,594
DEFERRED INCOME                                                                  287          205
COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value;  30,000,000 and 20,000,000 shares
    authorized; 6,884,376 and 6,753,309 shares outstanding                        69           68
  Additional paid-in capital                                                  27,368       26,384
  Retained earnings                                                            3,294        5,525
  Treasury stock (56,260 shares at cost)                                        (189)        (189)
  Cumulative translation adjustment, net of deferred income taxes               (184)         252
                                                                           ---------    ---------
           Total Stockholders' Equity                                         30,358       32,040
                                                                           ---------    ---------

                                                                           $ 154,595    $  98,994
                                                                           =========    =========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                     ADDITIONAL                         CUMULATIVE
                                                            COMMON    PAID-IN   RETAINED     TREASURY  TRANSLATION
                                                            STOCK     CAPITAL   EARNINGS      STOCK     ADJUSTMENT     TOTAL

BALANCE, JANUARY 1, 1994                                  $     35   $  8,947   $  6,347    $   (189)   $     --    $ 15,140

Net loss                                                        --         --     (1,608)         --          --      (1,608)
Issuance of 3,000 shares from exercise of stock options         --          9         --          --          --           9
Issuance of 3,130,435 shares, and warrants on 775,000
  shares, net of issuance costs of $1,344                       31     16,625         --          --          --      16,656
Issuance of warrants on 100,000 shares to
  Mr. Leonard Stuart                                            --        144         --          --          --         144
Translation adjustment, net of deferred taxes of $134           --         --         --          --        (239)       (239)
Paid-in capital from non-qualified stock options issued         --         51         --          --          --          51
                                                          --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1994                                      66     25,776      4,739        (189)       (239)     30,153

Net income                                                      --         --        786          --          --         786
Issuance of 102,609 shares from exercise of stock
  options                                                        1        251         --          --          --         252
Income tax benefit on stock options exercised                   --         25         --          --          --          25
Translation adjustment, net of deferred taxes of $276           --         --         --          --         491         491
Issuance of 55,652 shares in connection with the
  acquisition of Reliable Corporation, net of costs
  of $6                                                          1        313         --          --          --         314
Paid-in capital from non-qualified stock options issued         --         19         --          --          --          19
                                                          --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1995                                      68     26,384      5,525        (189)        252      32,040

Net loss                                                        --         --     (2,231)         --          --      (2,231)
Issuance of 111,067 shares from exercise of stock
  options                                                        1        412         --          --          --         413
Issuance of 20,000 newly authorized shares                      --        108         --          --          --         108
Issuance of warrants on 330,000 shares in connection
  with the acquisition of Trade Acquisition                     --        330         --          --          --         330
Income tax benefit on stock options exercised                   --        127         --          --          --         127
Translation adjustment, net of deferred taxes of $245           --         --         --          --        (436)       (436)
Paid-in capital from non-qualified stock options issued         --          7         --          --          --           7
                                                          --------   --------   --------    --------    --------    --------

BALANCE, DECEMBER 31, 1996                                $     69   $ 27,368   $  3,294    $   (189)   $   (184)   $ 30,358
                                                          ========   ========   ========    ========    ========    ========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                                      1996         1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $  (2,231)   $     786    $  (1,608)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Extraordinary item, loss from extinguishment of debt                               1,297           --           --
    Payment on termination agreement                                                      --       (1,200)          --
    Depreciation and amortization                                                      4,515        4,617        1,935
    Amortization of debt financing fees                                                  468          356           --
    Provision for doubtful accounts                                                      (80)         543        1,287
    Termination of consulting agreement                                                   --           --        2,000
    Equity in (earnings) losses of joint ventures                                         11         (129)         980
    Restructuring charge                                                               3,280           --           --
    Deferred income taxes                                                               (587)        (221)      (1,250)
    Other non-cash expenses - net                                                       (395)         508        1,328
    Change in operating assets and liabilities, net of amounts from acquisitions      (4,814)      (7,050)      (3,470)
                                                                                   ---------    ---------    ---------
           Net cash flows from operating activities                                    1,464       (1,790)       1,202

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                 (36,764)        (295)     (28,974)
  Costs of acquisitions paid                                                            (524)        (274)        (609)
  Capital expenditures                                                                (2,654)      (1,317)        (818)
  Proceeds from disposals                                                                339          138           43
  Payments received on notes receivable                                                1,453        1,261        1,052
  Investment in joint ventures prior to acquisition                                       --           --         (856)
  Other                                                                                   --         (195)        (234)
                                                                                   ---------    ---------    ---------
           Net cash flows from investing activities                                  (38,150)        (682)     (30,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs of debt financing                                                             (3,873)        (375)      (1,644)
  Proceeds from borrowings under prior credit agreements                                 --        8,052       12,728
  Payments on borrowings under prior credit agreements                               (20,917)          --       (9,651)
  Proceeds from additions to long-term debt                                               --           --       15,000
  Payments on long-term debt                                                         (25,812)      (6,104)      (2,276)
  Payments on LSA purchase price adjustment                                             (455)          --           --
  Proceeds from sale of common stock                                                      --         (932)      18,000
  Proceeds from issuance of long-term debt                                           100,000          348           --
  Proceeds from exercise of stock options                                                413          277           --
  Costs of stock issuance paid                                                            --           (6)      (1,344)
  Proceeds from other issuances of common stock                                          108           --            9
                                                                                   ---------    ---------    ---------
           Net cash flows from financing activities                                   49,464        1,260       30,822

  Effect of currency exchange rate changes on cash of foreign subsidiaries                11           39          (24)
                                                                                   ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               12,789       (1,173)       1,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           943        2,116          512
                                                                                   ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  13,732    $     943    $   2,116
                                                                                   =========    =========    =========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(COLUMNAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------

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

         GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of the intangible asset may be impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Goodwill is amortized on a straight-line basis over periods ranging from ten to forty years. In 1995, the Company recognized an impairment of goodwill, as a result of a one-time pre-tax charge related to the discontinuation of its manufacturing operations in the United Kingdom (see Note 9).

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

3.    INVENTORIES

         Inventories consisted of the following at December 31:

                                          1996            1995

Raw materials                          $   3,975       $  3,517
Work-in-process                            4,316          5,056
Finished goods                            19,827         13,409
                                       ---------       --------

                                       $  28,118       $ 21,982
                                       =========       ========

4.    PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following at December
         31:

                                              1996           1995

Land and buildings                         $   5,739      $   4,950
Equipment                                     39,759         29,262
                                           ---------      ---------
                                              45,498         34,212
 Less accumulated depreciation                15,738         13,095
                                           ---------      ---------

                                           $  29,760      $  21,117
                                           =========      =========

5.    OTHER ASSETS

         Other assets consisted of the following at December 31:

                                                                                      1996           1995

Deferred financing costs, net of accumulated amortization of
  $104 and $375                                                                     $ 3,768        $ 1,660
Notes receivable, net of allowance for doubtful accounts of                             919          1,261
   $124
Other investments and assets                                                            916          1,119
Investments in joint ventures                                                           247             56
                                                                                    -------        -------

                                                                                    $ 5,850        $ 4,096
                                                                                    =======        =======

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

         In March, 1997, the Company entered into a First Amendment to the New Credit Agreement which amended certain definitions and reporting requirements and sets forth certain conditions which the Company must meet before drawing any amounts under the New Agreement. As a result of the First Amendment, the Company was in compliance with the covenants at December 31, 1996. At December 31, 1996, the Company had not yet drawn any amounts under the New Credit Agreement.

         Long-term debt consisted of the following at December 31:

                                                    1996        1995
         Senior Subordinated Notes                 $100,000   $     --
         Borrowings under Credit Agreement               --     33,056
         Subordinated note payable to Mr. Stuart         --      5,000
         Notes payable to others                        766      4,758
         Obligations under capital leases                --      4,669
                                                   --------   --------
                                                    100,766     47,483
         Less current portion                           370      7,897
                                                   --------   --------

                                                   $100,396   $ 39,586
                                                   ========   ========

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

         FUTURE PAYMENTS:

         Long-term debt matures as follows:


         1997                           $     370
         1998                                 118
         1999                                  69
         2000                                  76
         2001                                  83
         Thereafter                       100,050
                                        ---------

                                        $ 100,766
                                        =========

7.    INCOME TAX PROVISION (BENEFIT)

         Income (loss) before income tax provision (benefit) is as follows for the years ended December 31:

                                  1996         1995          1994

Domestic                       $ (3,766)     $ 2,952      $ (1,890)
Foreign                           1,753         (389)         (383)
                               --------      -------      --------

                               $ (2,013)     $ 2,563      $ (2,273)
                               ========      =======      ========

         The income tax provision (benefit) is as follows for the years ended December 31:

                      1996          1995            1994

Current:
  Federal           $ (467)       $ 1,139         $  475
  Foreign              371            755             47
  State                (32)           104             63
                    ------        -------         ------

                      (128)         1,998            585
                    ------        -------         ------

Deferred:
  Domestic            (669)          (155)        (1,025)
  Foreign               82            (66)          (225)
                    ------        -------         ------

                      (587)          (221)        (1,250)
                    ------        -------         ------

                    $ (715)       $ 1,777         $ (665)
                    ======        =======         ======

         A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

                                                       1996         1995         1994

Statutory tax rate                                    (34.0)%       34.0 %      (34.0)%
State income taxes (net of federal benefit)            (5.4)         2.3         (2.0)
Foreign tax rates in excess of U.S. federal rates       3.3          4.5         (0.8)
Tax impact of losses from U.K. venture                (11.9)        17.0          7.4
Goodwill amortization                                  12.5         10.1          1.5
Research and development credits                         --           --         (2.1)
Other                                                    --          1.4          0.7
                                                     ------       ------      -------

                                                      (35.5)%       69.3 %      (29.3)%
                                                     ======       ======      =======

         Deferred tax assets and (liabilities) are comprised of the following at December 31:

                                                    1996       1995

Deferred Tax Assets:

  Restructuring charge                            $ 1,202    $    --
  Allowance for doubtful accounts                     355        458
  Inventory reserves and adjustments                  366        436
  Non-deductible accrued liabilities                  397        803
  Merger reserves                                     261         --
  Other                                                --         49
                                                  -------    -------

                                                  $ 2,581    $ 1,746
                                                  =======    =======

Deferred Income Tax Liabilities:

  Difference in basis of property and equipment   $(2,346)   $(2,495)
  Canadian inventory absorption                      (169)       (40)
  Other                                               (77)        43
  Cumulative translation adjustment                   103       (142)
  Excess losses of U.K. venture                       518        758
  Valuation reserve                                  (518)      (758)
                                                  -------    -------

                                                  $(2,489)   $(2,634)
                                                  =======    =======

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

         If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income
         (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                                            1996           1995

Net income (loss)                                                 As reported            $ (2,231)       $  786
                                                                  Pro forma              $ (3,346)       $  240

Primary earnings (loss) per share                                 As reported            $  (0.32)       $ 0.12
                                                                  Pro forma              $  (0.48)       $ 0.03

Fully diluted earnings (loss) per share                           As reported            $  (0.32)       $ 0.12
                                                                  Pro forma              $  (0.48)       $ 0.03

         The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: dividend yield of 0.0%, expected volatility of 40.0%, risk-free interest rates of 6.3%, and expected lives of 7.5 years for all the years presented.

         A summary of stock option activity is as follows during the three years ended December 31:

FIXED OPTIONS                                                        1996              1995               1994

Outstanding at beginning of year                                  1,882,166         1,280,250           396,717
Options granted                                                     573,400           824,400           900,000
Options exercised                                                  (111,067)         (102,609)           (3,000)
Options cancelled                                                  (342,416)         (119,875)          (13,467)
                                                                 ----------        ----------        ----------

Outstanding at end of year                                        2,002,083         1,882,166         1,280,250
                                                                 ==========        ==========        ==========

Options exercisable at year end                                   1,739,837         1,577,667
                                                                 ==========        ==========

Weighted-average fair value of options
  granted during the year                                        $     3.22        $     2.00
                                                                 ==========        ==========

         The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                               OPTIONS OUTSTANDING
                                                                     -----------------------------------------
                                                                                      WEIGHTED-
                                                                          NUMBER       AVERAGE       WEIGHTED-
                                                                     OUTSTANDING AT   REMAINING       AVERAGE
                                                                       DECEMBER 31,  CONTRACTUAL     EXERCISE
RANGE OF EXERCISE PRICES                                                  1996          LIFE           PRICE

  $4.00 - $6.99                                                         1,173,950     8.6 years      $ 5.19
  $7.00 - $9.99                                                            38,133     6.0 years        7.47
$10.00 - $12.99                                                           440,000     8.0 years       10.00
$13.00 - $15.99                                                           350,000     8.0 years       15.00
                                                                       ----------    ----------      ------

                                                                        2,002,083     7.1 years        8.01
                                                                       ==========    ==========      ======

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

         Summarized results of operations for Stuart Entertainment Mexico and Stuart Entertainment Limited (each on a stand-alone basis) is as follows for the year ended December 31, 1994:

                             STUART              STUART
                          ENTERTAINMENT      ENTERTAINMENT
                             MEXICO             LIMITED

Total revenues              $ 2,244             $ 1,128
Gross margin                    641                (119)
Net                            (591)               (119)

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

         BINGO VIDEO ENTERTAINMENT, INC.:

         In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Leonard Stuart. In exchange for the assets sold, the Company received a promissory note totaling $262,000. The note bears interest at a rate of one percent above the Company's rate on its short-term line of credit and requires monthly principal and interest payments of $4,000. The note is collateralized by the assets of Bingo Video and guaranteed by Leonard Stuart's brother-in-law and by Len Stuart & Associates, Inc., a company owned by Leonard Stuart. The principal balance of the note at December 31, 1996 was $140,000.

         During the years ended December 31, 1996, 1995 and 1994, sales to Bingo Video totaled $828,000, $912,000 and $572,000, respectively.

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

13.   COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES:

         The Company leases certain property and equipment under operating leases with remaining terms ranging from one to five years. Future minimum lease payments under operating leases in effect at December 31, 1996 are approximately as follows:


1997                   $ 2,847
1998                     2,379
1999                     1,822
2000                     1,564
2001                     1,166

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

14.   RESTRUCTURING CHARGE

         During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing four facilities and transferring operations to other manufacturing facilities. This consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs.

         As a result of these actions, the Company recorded a restructuring charge of $3,280,000 in 1996. The restructuring charge includes approximately $1,511,000 of recognized severance and termination benefits for approximately 400 employees and $1,769,000 of facility shutdown and relocation costs. At December 31, 1996, no costs have been charged against these restructuring charges.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

         OTHER CASH PAYMENTS AND RECEIPTS:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               1996          1995         1994

Cash paid for interest                                                       $ 3,510       $ 3,551      $ 1,087
Cash paid for income taxes                                                     2,495         1,651        1,155
Income tax refunds received                                                      224           474          417

         CHANGES IN OPERATING WORKING CAPITAL ITEMS:

         Changes in operating working capital items, net of amounts obtained in the acquisitions of Trade, Bazaar and Reliable and from the consolidation of the Company's joint ventures, is as follows:

                                               YEARS ENDED DECEMBER 31,
                                             1996       1995        1994

Trade receivables                          $(2,064)   $(3,960)   $  (462)
Inventories                                  1,706     (4,905)    (2,660)
Income taxes recoverable                    (2,545)       225       (365)
Prepaid expenses                                39       (133)        49
Trade payables                              (2,261)     1,268       (940)
Accrued liabilities                            853        (88)       908
Income taxes payable                          (542)       543         --
                                           -------    -------    -------

Total Changes in Operating Capital Items   $(4,814)   $(7,050)   $(3,470)
                                           =======    =======    =======

         NON-CASH INVESTING AND FINANCING TRANSACTIONS:

         During the years ended December 31, 1996, 1995 and 1994, the Company financed the acquisition of equipment totaling $118,000, $2,092,000 and $923,000, respectively, through the assumption of obligations under capital leases.

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

         Geographic financial information for the years ended December 31, 1996 and 1995 are as follows:

                                                  1996         1995          1994

NET SALES:
  United States:
    Domestic Customers                         $  68,548    $  64,112    $  53,734
    Foreign Customers                                688        1,398        3,611
  Canada                                          41,400       43,110        1,742
  United Kingdom                                      --        1,262           71
                                               ---------    ---------    ---------

           Total                               $ 110,636    $ 109,882    $  59,158
                                               =========    =========    =========

INCOME (LOSS) BEFORE INCOME TAXES:
  United States                                $  (3,766)   $   2,952    $  (1,890)
  Canada                                            (392)       1,773         (301)
  United Kingdom                                   2,145       (2,162)         (82)
                                               ---------    ---------    ---------

           Income (Loss) before Income Taxes   $  (2,013)   $   2,563    $  (2,273)
                                               =========    =========    =========

ASSETS:
  United States                                $ 101,930    $  45,437    $  39,299
  Canada                                          49,990       48,912       44,667
  United Kingdom                                      --        1,731        2,387
  Mexico                                           2,675        2,914        2,624
                                               ---------    ---------    ---------

           Total                               $ 154,595    $  98,994    $  88,977
                                               =========    =========    =========

CAPITAL EXPENDITURES:
  United States                                $   2,072    $     706    $     748
  Canada                                             582          611           70
  United Kingdom                                      --           --           --
                                               ---------    ---------    ---------

           Total                               $   2,654    $   1,317    $     818
                                               =========    =========    =========

DEPRECIATION AND AMORTIZATION:
  United States                                $   2,820    $   2,980    $   1,873
  Canada                                           1,551        1,405           58
  United Kingdom                                     144          232            4
                                               ---------    ---------    ---------

           Total                               $   4,515    $   4,617    $   1,935
                                               =========    =========    =========

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

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended December 31, 1996, and 1995 (amounts in thousands, except per share amounts):

                                       FOURTH        THIRD       SECOND      FIRST
                                      QUARTER*      QUARTER     QUARTER     QUARTER       TOTAL

1996:
Net sales                            $  29,304    $  27,149   $  27,360    $  26,823   $ 110,636
Gross margin                             7,507        8,502       8,451        8,413      32,873
Income (loss) before income taxes       (5,770)       1,033       1,088        1,636      (2,013)
Income (loss) before extraordinary
  item                                  (3,721)         631         874          918      (1,298)
Net income (loss)                       (4,654)         631         874          918      (2,231)
Earnings (loss) per share before
  extraordinary loss:
    Primary                              (0.54)        0.09        0.13         0.13       (0.19)
    Fully dilutive                       (0.54)        0.09        0.13         0.13       (0.19)
Earnings (loss) per share:
  Primary                                (0.67)        0.09        0.13         0.13       (0.32)
  Fully dilutive                         (0.67)        0.09        0.13         0.13       (0.32)

1995:
Net sales                            $  25,966    $  27,031   $  29,421    $  27,464   $ 109,882
Gross margin                             8,386        9,206       9,326        8,242      35,160
Income before income taxes                 670        1,164          20          709       2,563
Net income (loss)                          550          519        (521)         238         786
Earnings (loss) per share:
  Primary                                 0.08         0.08       (0.08)        0.04        0.12
  Fully dilutive                          0.07         0.08       (0.08)        0.04        0.11

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

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                              NET
                                   BALANCE AT  CHARGED TO   CHANGES      NET      BALANCE
                                   BEGINNING    COSTS AND    FROM       CHARGE-    AT END
                                    OF YEAR     EXPENSES  ACQUISITIONS   OFFS*    OF YEAR

YEAR ENDED DECEMBER 31, 1996:
Allowance for Doubtful Accounts:
  Accounts Receivable               $ 2,086    $    20    $   800    $  (676)   $ 2,230
  Notes Receivable:
    Current Portion                     199       (100)        --         --         99
    Non-Current Portion                 124         --         --         --        124
                                    -------    -------    -------    -------    -------

                                    $ 2,409    $   (80)   $   800    $  (676)   $ 2,453
                                    =======    =======    =======    =======    =======

Valuation Reserve for Non-
  Current Deferred Income Taxes     $   758    $  (240)   $    --    $    --    $   518
                                    =======    =======    =======    =======    =======

YEAR ENDED DECEMBER 31, 1995:
Allowance for Doubtful Accounts:
  Accounts Receivable               $ 1,598    $   643    $    --    $  (155)   $ 2,086
  Notes Receivable:
    Current Portion                     199                                         199
    Non-Current Portion                 423       (100)        --       (199)       124
                                    -------    -------    -------    -------    -------

                                    $ 2,220    $   543    $    --    $  (354)   $ 2,409
                                    =======    =======    =======    =======    =======

Valuation Reserve for Non-Current
  Deferred Income Taxes             $   322    $   436    $    --    $    --    $   758
                                    =======    =======    =======    =======    =======

YEAR ENDED DECEMBER 31, 1994:
Allowance for Doubtful Accounts:
  Accounts Receivable               $   608    $   665    $   632    $  (307)   $ 1,598
  Notes Receivable:
    Current Portion                      --        199         --         --        199
    Non-Current Portion                  --        423         --         --        423
                                    -------    -------    -------    -------    -------

                                    $   608    $ 1,287    $   632    $  (307)   $ 2,220
                                    =======    =======    =======    =======    =======

Valuation Reserve for Non-Current
  Deferred Income Taxes             $    --    $   161    $   161    $    --    $   322
                                    =======    =======    =======    =======    =======

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

Exhibit No.       Description
-----------       -----------

  2.01            Asset Purchase Agreement, dated as of August 6, 1996, among
                  Stuart Entertainment, Inc., a Delaware corporation, Trade
                  Products, Inc., a Washington corporation, and the Stockholders of Trade Products, Inc. (1)

  2.02            First Amendment to the Asset Purchase Agreement dated October
                  10, 1996. (2)

  3.01            Amended and Restated Certificate of Incorporation. (12)

  3.02            Amended and Restated Bylaws of the Company. (3)

  4.01            Form of Common Stock Certificate. (4)

  4.02            Securityholders' Agreement, dated December 13, 1994, between
                  Leonard A. Stuart, Bingo Holdings, Inc. and the Company. (3)

  4.03            Warrant to Purchase 300,000 Shares of Common Stock of the
                  Company dated November 13, 1996. (2)

 10.01            Incentive Stock Option Plan of the Company. (5)

 10.02            Non-Qualified Stock Option plan of the Company. (6)

 10.03            Lease, dated August 14, 1986, between William E. Osband, Jr.
                  and the Company. (7)

 10.04            Lease, dated February 5, 1993, between Fraccionadora
                  Industrial De Norte, S.A. de C.V. and Stuart Entertainment,
                  S.A. de C.V. (8)

 10.05            1992 Non-Qualified Stock Option Plan of Stuart Entertainment,
                  Inc. (8)

 10.06            1992 Incentive Stock Option Plan of Stuart Entertainment, Inc.
                  (8)

 10.07            Amended and Restated Performance Stock Option Plan of Stuart
                  Entertainment, Inc. (12)

Exhibit No.       Description
-----------       -----------


 10.08            Agency Agreement, dated March 14, 1993, between Gala Leisure
                  Limited. Mitre Printing Company, Bingo Press & Specialty
                  Limited and the Company. (9)

 10.09            Employment Agreement, dated December 13, 1994, between Leonard
                  A. Stuart and the Company. (3)

 10.10            Employment Agreement, dated June 1, 1994, between Albert F.
                  Barber and the Company. (3)

 10.11            Warrant Certificate, dated December 13, 1994, issued by the
                  Company to Leonard A. Stuart. (3)

 10.12            Warrant Certificate, dated December 13, 1994, issued by the
                  Company to Bingo Holdings, Inc. (3)

 10.13 Assigned and Assumption Agreement dated August 31, 1995 between Stuart Entertainment, Inc., Bank of America Illinois, the Chase Manhattan Bank (National Association and Bank of
                  America Canada, as agent. (10)

 10.14 Assignment and Assumption Agreement dated August 31, 1995 between Stuart Entertainment, Inc., Bank of America Illinois,
                  The Chase Manhattan Bank of Canada and Bank of America Canada, as agent. (10)

 10.15            Guarantee Agreement executed by MLGAL Partners, Limited
                  Partnership, and Leonard A. Stuart. (11)

 10.16 Employment Agreement, dated November 13, 1996, by and between the Company and Ronald G. Rudy. (1)

 10.17            Amended and Restated Credit Agreement, dated November 13,
                  1996, by and among Stuart Entertainment, Inc., Bingo Press &
                  Specialty Limited, Bank of America Canada and Chase Manhattan
                  Bank of Canada. (12)

 10.18            Agreement dated April 4, 1996 by and between Power Bingo
                  Corporation and the Company. (12)

 10.19 Management consulting agreement dated February 1, 1996 by and between the Company and Len Stuart & Associates, Ltd. (12)

 10.20            Lease between the Company and Partnership Leasing L.L.C. (12)

Exhibit No.       Description
-----------       -----------


 10.21            First Amendment to Amended and Restated Credit Agreement dated
                  March 24, 1997.**

 11               Statement regarding Computation of Per Share Earnings.*

 21               Subsidiaries of the Registrant.**

 23               Consent of Deloitte & Touche LLP.**

 27               Financial Data Schedule.**

---------------------
 * Filed herewith.

 ** Previously filed.

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated August 6, 1996, File No. 0-10737.

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

(7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-10737.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-10737.

(9) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-10737.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-10737.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-10737.

(12) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-18779.