Form 10-K
period 1997-12-31
STUART ENTERTAINMENT INC
filed 1998-03-31
CIK 355142

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-10737

                           STUART ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                      84-0402207
       (State or Other Jurisdiction of                        (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)
             3211 NEBRASKA AVENUE
             COUNCIL BLUFFS, IOWA                                  51501
   (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (712) 323-1488

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1998 was $5,275,397.

     The number of shares outstanding of the Registrants' $.01 par value common stock as of March 17, 1998 was 6,933,689.

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998 are incorporated by reference into Part III.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Stuart Entertainment, Inc. (the "Company") is a leading manufacturer of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company enjoys a worldwide reputation for innovation and new product development and has been a leader in the bingo industry for approximately 50 years, having popularized many important breakthroughs in bingo, such as disposable bingo paper and electronic bingo systems.

     Bingo is one of North America's most popular forms of gaming and entertainment. Many nonprofit organizations sponsor bingo games for fundraising purposes, while commercial entities, Indian gaming enterprises, casinos and government sponsored entities operate bingo games for profit. The Company sells or leases its products to this diverse group of end-users through more than 300 distributors, its direct sales force and Company-owned distribution outlets.

     The Company believes that it derives a competitive advantage in the bingo industry by offering a wider array of bingo and bingo-related products than any of its competitors. The Company is capable of fully supplying a bingo hall with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed-base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies.

     The Company was reincorporated in Delaware in 1986, and is a successor, by merger effective as of January 21, 1987, to a business formed in 1948. The Company's principal executive office is located at 3211 Nebraska Avenue, Council Bluffs, Iowa 51501 and its telephone number is (712) 323-1488.

CERTAIN RECENT DEVELOPMENTS

  New Credit Facility

     On November 20, 1997, the Company entered into a new credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation (Central) (the "U.S. Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company ("Bazaar") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to $10.0 million may be borrowed under the Canadian Facility. The Company and Bazaar (sometimes referred to collectively herein as the "Borrowers") are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base, under the U.S. Facility and the Canadian Facility, is based on eligible accounts receivable, eligible inventory and equipment value levels of the Company and Bazaar, respectively.

     The Credit Facility generally provides for interest on the US Facility at the prime rate plus 1/4% to 3/4% or at a Eurodollar rate plus 2 1/4% to 2 3/4%, at the option of the Company. The Canadian Facility generally provides for interest at the Canadian prime rate plus 1 1/4% to 1 3/4%.

     The Credit Facility imposes certain covenants and other requirements on the Borrowers. In general, the affirmative covenants provide for mandatory reporting by the Borrowers of financial and other information to the lenders and notice of certain events. The Credit Facility also contains certain negative covenants and restrictions on actions by the Borrowers that, among other things, restrict (i) the incurrence and existence of indebtedness or contingent obligations, (ii) consolidations, mergers and sale of assets, (iii) the incurrence and existence of liens, (iv) the sales of disposition of assets, (v) investments, loans and advances, (vi) the payment of dividends and the repurchases of the Company's common stock (the "Common Stock") and (vii) acquisitions by the Borrowers. In addition, under certain circumstances, the Borrowers must meet a minimum level of net worth. The Credit Facility further contains customary events of default including non-payment of principal, interest or fees and violations of covenants.

  Acquisition of Power Bingo Corp.

     On July 1, 1997, the Company completed the acquisition of substantially all of the assets of Power Bingo Corp., a market leader in hand-held electronic bingo units for a purchase price of $1.2 million, consisting of $1.1 million in cash and forgiveness of a note receivable plus future payments, currently estimated at $2.2 million to $2.7 million, based on the market performance of the hand-held electronic bingo units.

  Delisting from Nasdaq Smallcap Market; Disclosure Relating to Low Priced
Stocks

     On August 22, 1997, the Company was notified that the Common Stock was delisted from the Nasdaq National Market due to a failure to meet the net tangible asset requirement and the Common Stock was subsequently admitted for trading on the Nasdaq SmallCap Market. On February 26, 1998, the Company was notified by NASDAQ that the Company was not in compliance with the new net tangible assets/market capitalization/net income maintenance requirements which became effective on February 23, 1998. Therefore, the Common Stock was scheduled for delisting, effective with the close of business on March 16, 1998. On March 12, 1998, the Company requested a temporary exception to the new requirements and requested an expedited written hearing. If the Company's request for a temporary exception is denied, the Common Stock will begin trading on NASD's OTC Electronic Bulletin Board effective as of the date of denial of the request for review. As a result, an investor may now find it more difficult to dispose of, and to obtain accurate quotations as to the value of, the Common Stock.

     If the Common Stock is delisted from trading on the Nasdaq SmallCap Market and if the trading price of the Common Stock is less than $5.00 per share at a time when the net tangible assets of the Company are less than $5,000,000, trading in the Common Stock will also be subject to the requirements of Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended. Under such rule, broker/dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could have the effect of severely limiting the market liquidity of the Common Stock.

THE INDUSTRY

  Bingo Industry

     The National Association of Fundraising Ticket Manufacturers' 1996 Charity Gaming in North America Report (the "NAFTM Report") estimates that over 60,000 organizations have licenses to operate bingo games in the United States and Canada. According to industry reports compiled by the Bingo Bugle, which is a series of regional newspapers aimed at bingo players, bingo players visit bingo halls in the United States and Canada an estimated 1.2 billion times a year. The Company believes that significant amounts are wagered on bingo in the United States and Canada, and that these amounts may increase as electronic bingo systems further penetrate the United States and Canadian markets.

     Regulations governing traditional paper bingo and electronic bingo systems vary by jurisdiction. In the United States, traditional paper bingo is legal in all states except Arkansas, Hawaii, Tennessee and Utah. Electronic bingo systems are regulated differently than traditional paper bingo, with electronic bingo systems currently being permitted by 24 states in some form and in Indian gaming halls in compliance with the Indian Gaming Regulatory Act ("IGRA"). In Canada, traditional paper bingo is legal in all ten provinces and two territories: however, fixed-base electronic bingo systems may only be used in halls owned or authorized by the provincial governments. Currently, fixed-base electronic gaming systems are permitted in British Columbia and Manitoba, while hand-held electronic bingo systems are legal only in Ontario and must be used in conjunction with bingo paper.

     The bingo industry in the United States is highly fragmented among numerous bingo game operators. The majority of bingo games in the United States are operated by small nonprofit organizations for fundraising purposes. Such organizations include religious, fraternal, social, military and civic organizations. A smaller percentage of bingo games in the United States are operated for profit in large bingo halls by casinos, Indian gaming enterprises and commercial operators. For example, Foxwoods Resort and Casino in Connecticut, the Seminole Indian Casino in Florida, the Potawatomi Bingo Casino in Wisconsin and Win River Casino Bingo in California all feature large-scale modern bingo halls with seating capacities ranging in size from approximately 1,000 to 3,000 seats. Additionally, a number of casinos in Las Vegas, Nevada have opened large bingo halls in the last 2 years.

     In Canada, bingo is generally highly centralized under the administration of government sponsored entities or licensed commercial operators, which own and operate large bingo halls, with average session attendance in excess of 175 players. These government sponsored entities and commercial operators run games on behalf of various charitable organizations, often playing several sessions per day.

     Satellite-linked bingo games have been introduced in recent years in the Canadian Provinces of Alberta, British Columbia, Quebec and Ontario. The British Columbia, Quebec and Ontario satellite bingo systems are government operated. These satellite-linked bingo games pool the prize money available among commercial bingo halls thus offering higher jackpots.

  Pulltab Industry

     In the United States and Canada, pulltab tickets generally are sold at charitable bingo halls as an additional source of fundraising. In several states and the Province of Ontario, pulltab tickets are approved for sale in third party retail locations, including bars and taverns. Eleven states also use pulltab tickets, in addition to scratch-off tickets, in their instant lottery ticket sales. The Company believes that significant amounts of money are wagered on pulltab tickets in the United States and Canada, and that these amounts may increase as additional jurisdictions permit the sale of pulltab tickets and as jurisdictions which currently permit the use of pulltab tickets expand the permitted point of sale locations to include third party retail locations.

     In the United States, pulltab tickets are currently legal in 41 states. Each state has developed specific regulations that affect the style of play in its market by regulating the point of sale, price per ticket, game themes and payouts.

     In Canada, seven provincial lotteries use pulltab tickets in their instant lottery ticket sales. Ontario allows the sales of pulltab tickets at charitable bingo halls and under charity license at third party retail locations such as bars, restaurants, concessionaires, gas stations, hotels, mall kiosks, supermarkets, convenience stores and bowling alleys. Currently there are approximately 9,500 such third party retail locations in Ontario.

     In November 1997, the Company was awarded a five year contract by the Ontario Gaming Control Commission to be the sole supplier of pulltab tickets to all charity licensed retail locations in the Province of Ontario (see "Government Regulations"). The Company's position in Ontario, North America's largest charity marketplace, has been solidified with the five-year contract with possible extensions. In September 1997, the Ontario Gaming Control Commission announced the list of the final proponents for operation and ownership of the 44 charity gaming clubs that will replace the current system of roving Monte Carlo casinos. The Company expects some charity gaming clubs to begin opening during the second half of 1998, but currently is unable to anticipate the impact such gaming clubs will have on the bingo and pulltab ticket markets in the Province of Ontario.

SIGNIFICANT SUBSIDIARIES

  Video King Gaming Systems, Inc.

     Video King Gaming Systems, Inc., a wholly owned subsidiary of the Company ("Video King"), was formed in 1992 to develop a line of electronic gaming equipment, primarily for the Company's bingo markets. Video King began manufacturing and shipping selected products in 1993. While Video King has focused its sales efforts within the Company's established bingo markets, it may also seek to address the domestic and international for-profit gaming markets.

  Stuart Entertainment Mexico

     Stuart Entertainment, S.A. de C.V., a Mexican corporation and a wholly owned subsidiary of the Company ("Stuart Entertainment Mexico") was formed in 1991 by the Company and Bazaar for the purpose of printing and finishing bingo paper primarily for their respective needs. During 1997, 1996 and 1995 all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company.

  Bingo Press & Specialty Limited

     Bazaar operates under the tradename Bazaar & Novelty and was acquired by the Company in December 1994. Bazaar manufactures and distributes a complete line of bingo cards, pulltab tickets, ink dabbers, supplies and accessories in Canada. Bazaar's products are sold primarily to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, legions and other similar not for profit organizations which use such products to raise money and provide entertainment. To a lesser extent, Bazaar's products are sold to charitable and commercial bingo halls, governmental lottery agencies and through Bazaar owned retail stores.

PRODUCTS

     OVERVIEW. The Company offers a wide array of bingo and bingo-related products. The Company is capable of fully supplying a bingo hall with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed-base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies.

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

     The Company's bingo card configurations are developed in-house by its mathematician using sophisticated algorithmic models, which are validated through computer simulation in which in excess of 1,000,000 simulated games are played on a given pattern in order to determine the probability of a winner occurring when a specific number of cards is in play and a specific number of balls is called. The Company has the largest number of unique series types in the industry. These different series types range in size from a series of 9,000 unique cards to a series in excess of 3.0 million unique cards. These card series are stored electronically in the Company's verification system, which allows the sponsoring organization to verify and display winning cards electronically. This seamless integration of paper bingo cards and electronic verification is only matched by one other competitor in the industry.

     PULLTAB TICKETS. The Company manufactures and sells pulltab tickets, which are also referred to as Break Open tickets, Lucky Seven tickets, Instant Bingo and Nevada tickets. These tickets are similar to instant lottery and scratch-off tickets. The Company currently has a library of over 800 different designs and denominations for pulltab tickets, and is contracted to provide pulltab lottery tickets in four states and five Canadian provinces. A typical pulltab ticket consists of two thin sheets of cardboard, one of which is opaque, printed with colorful designs and laminated together. The player pulls open from one to five perforated windows to reveal hidden combinations of symbols to determine whether the card is a winner, and if so, the amount of the prize. Each set of tickets sold contains a predetermined number of winning tickets. A typical pulltab ticket has a prize structure that varies from approximately 60% to 85% of the gross receipts being paid out as prizes to the players. The remaining percentage of the gross receipts is used to cover the cost of the product and expenses and to provide fundraising dollars to the sponsoring organization.

     INK DABBERS. The Company manufactures ink dabbers, used to mark called numbers on paper bingo sheets, and ink refills for such dabbers. The Company sells a varied line of ink colors, bottle styles and sizes, including its successful line of gift packs, which are 3, 4, or 5 bottles packaged together in a decorative gift box using different themes such as movies, comedy and seasonal holidays. The Company pioneered the use of decorative and innovative labels on ink dabbers, for seasonal items like Christmas and Halloween and for customized labels for bingo halls and distributors. The Company also developed a new labeling process that allows distributors to directly customize labels on-site for their bingo halls. The Company expects to launch new 3 and 4 ounce ergonomically designed bottles by the third quarter of 1998.

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

     GENERAL MERCHANDISE. The Company distributes other supplies and equipment used by bingo hall operators, such as tables, chairs, public address systems and concession supplies. The Company purchases for resale bingo accessories such as key chains, lighters, marker holders, coffee mugs and other custom advertising products. Party supplies, flags, balloons and bar and concession equipment for use at fundraising events and bazaars are sold through the Company's distribution outlets in Canada and through the Company's distributor network.

     ELECTRONIC BINGO SYSTEMS. The Company believes that electronic bingo systems will be the next major evolutionary step in the industry and that it is well-positioned to capitalize on this opportunity. The popularity of electronic bingo systems is growing rapidly because they provide the player with additional entertainment value and permit simultaneous play on many more cards than would be possible in a typical paper game. This leads to greater spend per player and higher profits per bingo session for the bingo hall operator. As part of the Company's strategy to be a leading producer of electronic bingo systems, the Company offers two electronic bingo systems; (i) System 12(TM) and (ii) Power Bingo King(TM).

     (i) System 12(TM). System 12(TM) is a fixed-base cashless electronic bingo and multi-game system that integrates computer technology with player interactive touch-screen terminals and live bingo. System 12(TM) is based on a local area network in which terminals for bingo players are connected to a host computer which allows players to play up to 255 electronic cards per game. This provides bingo players with the opportunity to play a bingo game electronically on touch screen terminals while playing traditional paper bingo simultaneously with other players. System 12(TM) provides the player access to a stand alone bingo game and to other games such as video keno, video poker, video slots and video pulltab tickets, where regulations permit. System 12(TM) also enables hall management to control all game functions, track player trends and generate sales reports. The Company had more than 1,800 fixed-base units in place at December 31, 1997.

     (ii) Power Bingo King. Power Bingo King(TM), a hand-held electronic bingo system, allows players to play up to 200 electronic bingo cards simultaneously per game. Each Power Bingo King(TM) unit is completely portable and has the capability to show the electronic bingo card closest to winning at any given point in time. The system also automatically notifies a player of a winning card. The Company derives revenues from more than 20,000 hand-held units at December 31, 1997. The Company completed the acquisition of substantially all the assets of Power Bingo Corporation on July 1, 1997 (see
"Business -- Certain Recent Developments"). The Company previously marketed Power Bingo King(TM) through a marketing and manufacturing agreement with Power Bingo Corporation.

SALES INFORMATION BY PRODUCT LINE

     The following table shows the revenues contributed by major product lines of the Company during the past three years.

                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Bingo Paper................................................  $ 57,669    $ 57,552    $ 58,522
Pulltab Tickets............................................  $ 44,290    $ 27,812    $ 26,916
Ink Dabbers................................................  $  9,142    $ 10,049    $ 12,014
General Merchandise........................................  $  3,802    $  4,542    $  4,988
                                                             --------    --------    --------
          Total Consumables................................  $114,903    $ 99,955    $102,440
                                                             --------    --------    --------
Bingo Hall Equipment.......................................  $  6,605    $  6,398    $  5,757
Power Bingo King(TM).......................................  $  2,521    $     61    $     --
System 12(TM)..............................................  $  1,071    $  4,222    $  1,685
                                                             --------    --------    --------
          Total Electronics................................  $ 10,197    $ 10,681    $  7,442
                                                             --------    --------    --------
          Net Sales........................................  $125,100    $110,636    $109,882
                                                             ========    ========    ========

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

     The Company maintains strong relationships with its distributors, many of whom received assistance from the Company in the development of their businesses. Distributors are supported by Company-sponsored seminars designed to assist the distributors in developing and refining sales and marketing programs and to introduce new products. The Company believes that the seminars have enhanced customer relations and generated incremental sales.

     Relationships with distributors are important because the distributors maintain close contact with bingo halls and are attuned to changing preferences among bingo players. These relationships have resulted in new product ideas and opportunities for the Company. The Company has historically been able to capitalize on these opportunities through utilizing its existing distributor network.

     Catalogs represent another form of marketing for the Company. The Company utilizes catalogs to support distributors, some of which are customized with the distributor's name. Catalogs are also used in direct mail campaigns to end-users. The Company printed over 120,000 copies of its 1996 bingo and bingo-related product catalogs, over 100,000 copies of its 1996 general merchandise catalogs and over 63,000 copies in Canada of its 1997 seasonal and general merchandise catalogs. Additionally, customers can order product support information through an automated ordering system.

     The Company also markets its products through advertising in gaming publications and through participation in national, regional and local gaming tradeshows and in distributor tradeshows. For example, in 1997 the Company was a prominent exhibitor and seminar participant at the Bingo World Expo and at the World Gaming Congress and Exposition, which featured the products of over 600 companies, and attracted nearly 20,000 participants from over 80 countries.

     The following table shows the percentage of total sales contributed by the Company's wholesale and retail sales activities during the past three years.

                                                              1997    1996    1995
                                                              ----    ----    ----
Sales to distributors.......................................  73%     70%     65%
Retail sales................................................  27%     30%     35%

     During 1997, the Company continued to direct its marketing efforts toward strengthening relations with its existing distributors and adding new distributors. The Company plans to focus marketing efforts during 1998 on further developing its distributor network, with minor emphasis placed on attempting to generate additional retail sales, primarily through direct mailings of catalogs and fliers. The Company has also sponsored group seminars designed to assist distributors and other customers in developing and refining sales and marketing programs and to introduce new products. The Company believes the seminars have been well received by its distributor network and have been successful in enhancing customer relations and generating incremental sales. Company sales personnel also conduct seminars with individual distributors designed to assist them in developing sales and marketing programs, to educate distributors in ways of improving the success of their customers' fund-raising efforts and to provide management assistance to certain distributors. The Company makes available to distributors catalogs of the Company's full product line on which distributors may imprint their names and which they may give to their customers.

     The Company markets the bingo hall equipment, as well as the fixed-base and hand-held electronic bingo systems through the Company's distributor network; by submitting proposals to bid tenders by governmental entities, principally in the United States and Canada; by soliciting for-profit gaming markets; and by submitting proposals directly to Native American gaming facilities. Solicitation of charitable and for-profit gaming markets is performed primarily by the Company's existing sales staff. The Company also markets its equipment at selected trade shows and exhibitions.

     Bazaar's bingo products are marketed principally through Company-owned locations, independent distributors and government agencies. The independent distributors are located in the Provinces of Alberta, British Columbia, Newfoundland, Ontario, Quebec and Saskatchewan. The government agencies distribute bingo paper products exclusively in the Provinces of British Columbia and Manitoba. Bazaar-owned retail stores operate in the Provinces of Manitoba, New Brunswick, Nova Scotia and Ontario.

FOREIGN AND EXPORT SALES

     To date, the Company has not had a significant volume of export sales. During 1997, approximately 67% of sales were to the United States, 31% to Canada, with the balance representing sales to other foreign countries. For further information regarding foreign and domestic operations and export sales (see "Note 15 to Notes to Consolidated Financial Statements").

     No single customer accounted for more than 10% of the Company's gross revenues during 1997, 1996 and 1995.

SEASONALITY

     The Company's business is somewhat seasonal as its sales are traditionally stronger during the first half of the year than during the second half of the year.

BACKLOG

     As of December 31, 1997 and 1996, the dollar amount of backlog orders believed to be firm amounted to $1,425,000 and $6,085,000, respectively.

MANUFACTURING PROCESS

     The Company utilizes technologically advanced equipment to manufacture its products. Manufacturing personnel take an active part in the research and development process to ensure that continual improvements in cost control, quality and technology are achieved. The Company has undertaken a project to implement perpetual inventory and material resource planning programs at all manufacturing locations via networking on a main frame computer.

     On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition"). As a result of the Trade Acquisition, in 1997 the Company consolidated all of the Company's domestic pulltab ticket production at Trade's manufacturing facility in Lynnwood, Washington. This consolidation is expected to reduce manufacturing costs and help improve quality. In addition, during 1997 the Company began to consolidate the Company's domestic production of bingo paper and ink dabbers at its Texas border facilities, thereby taking advantage of lower production costs and economies of scale. This consolidation is expected to be completed during the second quarter of 1998.

     BINGO PAPER. The Company manufactures bingo cards on a number of specialized high-speed web presses capable of printing a variety of different game cards in configurations of 24, 30, 36 and 48 cards per sheet. The bingo cards are produced for inventory and then sold unfinished or are cut and packaged to meet customer specifications.

     The recent introduction of a new sophisticated laser printer has enabled the Company to manufacture in excess of 3.0 million unique bingo cards for use primarily in satellite and high stakes games.

     PULLTAB TICKETS. In manufacturing pulltab tickets, the Company utilizes a number of high speed, multicolor offset presses and a variety of other equipment, including laminators, collators, die-cutters and serial numbering machinery.

     INK DABBERS. The Company manufactures ink dabbers and refills through automated liquid filling lines. The Company has the ability to customize ink dabbers by applying unique and distinct labels. A number of ink formulas have been developed specifically for use in the bingo industry, but the ink can also be sold to a variety of other markets.

SUPPLIERS

     The components for the Company's bingo equipment and the paper and other materials used in printing bingo sheets and pulltab tickets, are generally available from various suppliers at competitive prices. As a result, the Company is generally not dependent on any single supplier. The Company experienced modest price decreases in paper products during 1996. During 1997, the price of paper products stabilized. The equipment, accessories and supplies which the Company distributes are standard items and are available from other manufacturers.

RESEARCH AND DEVELOPMENT ACTIVITIES

     The Company maintains a continuous product development program intended to enhance the Company's product lines and increase the Company's market penetration. Product development efforts in the bingo paper and pulltab ticket product lines are directed toward new product development, as well as, improvement of the graphic design of its current lines. The market for pulltab tickets, in particular, is an ever-changing one requiring the continual introduction of new pulltab tickets in response to changing consumer preferences of design and color.

     The Company has substantially increased its commitment to the growing importance of electronic bingo systems in the Company's overall product mix by increasing the resources for development of its electronic bingo products. The Company expects that this increased commitment will ensure that the technology employed in electronic bingo systems is state-of-the-art and that the features offered in its gaming products are as comprehensive as any found in the market place. The Company is currently developing the next generation of the Company's fixed-base and hand-held electronic bingo products.

     The Company continually updates and redesigns its bingo equipment in an effort to maximize the utility, ease of use and reliability of these products. A significant effort is being devoted to the diversification of products within the electrical equipment product line in response to the trend within the bingo and gaming industries toward the adaptation of electrical and mechanical devices to use in those industries. In particular, a new PC-based bingo blower and desk is being developed that will offer increased video capabilities and touch screen user interface.

GOVERNMENT REGULATIONS

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

     NATIVE AMERICAN GAMING. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and the IGRA. Under IGRA, gaming activities are classified as Class I, II or III. Under IGRA, Class II gaming includes bingo, and, if played at the same location as bingo, pulltab tickets, and Class III gaming includes slot machines, video lottery terminals and casino style games. Native Americans may conduct Class II gaming under IGRA without having entered into a written compact with their host state if the host state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe; some establish equipment standards that may limit or prohibit the placement of electronic gaming systems on Indian lands; and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

     REGULATION OF TRADITIONAL BINGO PRODUCTS AND PULLTAB TICKETS. Traditional paper bingo is legal in all states in the United States except Arkansas, Hawaii, Tennessee and Utah, and is legal in each of the Canadian provinces and each of the two Canadian territories. Not all of the Company's products are eligible for sale in every locality to which the Company ships products. The Company routinely contacts state agencies to determine the existence and nature of any state and local restrictions applicable to its products in order to comply with such restrictions.

     Pulltab tickets currently are legal in 41 states. Each state has developed regulations that impact the style of play for its market. In several states, including Alaska, Minnesota, Nebraska, North Dakota, Ohio and Washington, it is legal for bars and taverns to sell pulltab tickets on their premises. In Minnesota, Ohio and North Dakota, pulltab tickets are sold by licensed nonprofit organizations in taverns, while in Alaska and

Nebraska, taverns sell pulltab tickets as sales agents of licensed nonprofit organizations. In Washington, taverns sell pulltab tickets directly to their customers. In addition, Ontario allows the sale of pulltab tickets at third-party retail locations under charity license.

     At present, the states of Alaska, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Dakota, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Vermont, Virginia, Washington, West Virginia and Wisconsin require bingo and/or charitable gaming manufacturers and/or suppliers to be licensed. The Company is currently licensed in each of these jurisdictions, except for Maine. The Company has not applied for a license in Maine and does not conduct activities which it believes are subject to licensing in that state. The Company is permitted to and does ship products to licensed distributors in Maine. The Company also holds a Bingo Suppliers License in Los Angeles, California and in Anne Arundel County, Maryland and licenses from several Native American tribes which require licensing through their own tribal gaming commissions. The Company is registered in the Provinces of Ontario, New Brunswick and Nova Scotia which require the registration of manufacturers.

     In Canada, the Canadian National Gaming Law gives Provincial Governments the ultimate authority to conduct and manage all lottery schemes, including pulltabs and bingo. In November 1997, the Company was awarded a five-year provincial contract by the Ontario Gaming Control Commission to be the sole supplier of pulltab tickets to charity licensed retail locations in the Province of Ontario. The Provinces of British Columbia and Manitoba also have contracts with manufacturers to supply pulltab tickets and bingo paper. There is nothing to prevent any of the other Provinces from issuing requests for proposals for bingo paper, pulltab tickets or any other device utilized in legalized gaming. There can be no assurance the Company would be successful if additional contracts were tendered for these types of products.

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

     Electronic bingo is less widely permitted than paper bingo, largely because many states laws and regulations were written before electronic bingo was introduced. Electronic bingo is currently operated in some locations in Alabama, Alaska, Arizona, California, Florida, Illinois, Indiana, Kentucky, Louisiana, Maine, Maryland, Mississippi, Nebraska, Nevada, New Hampshire, New York, Ohio, Oregon, Pennsylvania, South Dakota, Texas, Vermont, Virginia and Washington. Because most state laws and regulations are silent with respect to electronic bingo, changes in regulatory and enforcement personnel could impact the continued operation of electronic bingo in these states.

     Some states require the inspection, approval or modification of electronic bingo systems before sale in those states. In February 1998, the Company announced that the Texas Lottery Commission had approved the Company's application to enter the Texas market with its fixed-base product System 12(TM). The Company has submitted System 12(TM) for approval in Mississippi but has not yet submitted, nor received, approval for

System 12(TM) in any other charitable gaming jurisdiction in the United States. The Company is licensed by the Colorado Limited Gaming Commission to manufacture and sell slot machines in Colorado. This license will permit the Company to market System 12(TM) in Colorado once the system is tested and approved by the Commission.

     Though Canadian federal law prohibits the playing of games of chance on or through slot machines, computer or video devices, this law excepts halls operated or authorized by the provincial governments. The Manitoba Lottery Corporation has installed System 12(TM) in its government-owned bingo halls. The Company is currently marketing System 12(TM) to the other provincial governments. Ontario is currently the only province which permits the use of hand-held bingo systems, and such systems must be used in conjunction with paper bingo.

     GENERAL REGULATION OF STOCKHOLDERS AND OTHER SECURITYHOLDERS OF PUBLICLY TRADED CORPORATIONS. In most jurisdictions, any beneficial owner of the Common Stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. The gaming laws and regulations of some jurisdictions provide that beneficial owners of more than 5% of the Common Stock and holders of the Notes may be subject to certain reporting procedures and may be required to be investigated and licensed, qualified or found suitable as such. The Company's Certificate of Incorporation authorizes the Company under certain circumstances to redeem at the lesser of the holder's original investment in the Company or the current market price of the Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

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

     APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in other jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, if at all. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary license or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

COMPETITION

     The markets in which the Company's products compete are extremely competitive. The principal competitive factors in the bingo paper and pulltab ticket markets are quality, service and price. The Company's major competitor in the bingo paper and pulltab markets is Arrow International. The Company's electronic bingo systems, System 12(TM) and Power Bingo King(TM), compete with a number of other manufacturers of electronic bingo systems, none of whom manufacture a full line of bingo and bingo-related products. The Company also competes with other forms of entertainment such as lotteries, on-line gaming products and the continued expansion of the legalization by the United States, Canada and other foreign jurisdictions of casino gaming. While there can be no assurances that the Company will continue to remain competitive in these or other areas, the Company believes that through its strong distribution network, manufacturing facilities and technology it will be able to maintain its current position as North America's leading manufacturer of a full line of bingo and bingo-related products.

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

EMPLOYEES

     As of December 31, 1997, the Company had 1,597 full-time employees in the United States, Canada and Mexico, of which 226 employees of Stuart Entertainment Mexico are members of a union subject to a collective bargaining agreement. The collective bargaining agreement does not place any significant financial or operational burdens on the Company. The Company considers relations with its employees to be good.

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

ITEM 2. PROPERTIES

FACILITIES

     The Company's corporate offices are located in Council Bluffs, Iowa. The following table sets forth the principal properties of the Company as of December 31, 1997.

                                                               OWNED OR   EXPIRATION    SQUARE
            LOCATION                   BUSINESS SEGMENT         LEASED       DATE        FEET
            --------                   ----------------        --------   ----------    ------
Council Bluffs, Iowa.............  Bingo paper                 Leased     08/31/1998(1) 100,000
Council Bluffs, Iowa.............  Corporate Office            Leased     11/30/1998(2)  21,000
Council Bluffs, Iowa.............  Ink dabbers                 Leased     04/30/1998     27,000
Council Bluffs, Iowa.............  Bingo paper                 Leased     12/31/1997(3)  34,500
                                   Pulltab tickets
Pharr, Texas.....................  Bingo paper                 Leased     08/31/1998     66,265
Reynosa, Mexico..................  Bingo paper                 Leased     08/15/1998(4)  26,900
Reynosa, Mexico..................  Bingo paper                 Leased     12/31/1998(4)  55,600
St. Catharines, Ontario..........  Bingo paper                 Leased     08/31/2000(4) 158,000
                                   Pulltab tickets
                                   Ink dabbers
St. Catharines, Ontario..........  General merchandise         Leased     08/31/2000(4)  24,057
Littleton, Colorado..............  Video King gaming systems   Leased     08/31/2001(4)  20,000
                                   Bingo hall equipment
Lynnwood, Washington.............  Pulltab tickets             Leased     11/13/2006(5) 165,000
                                   Bingo paper

---------------

(1) The Company sold the building on August 22, 1997 for $2,700,000 and leased it back from the new owners. The Company has the option to renew this lease for one additional one-year period.

(2) The Company has the option to renew this lease for an additional nine months.

(3) The Company has the option to renew this lease for one additional one-year period.

(4) The Company has the option to renew this for two additional five-year periods.

(5) The Company has the option to renew the lease for one additional ten-year period.

     Substantially all of the Company's property and equipment is subject to liens to secure borrowings by the Company under its financing agreements.

     In general, the Company's properties and equipment are in good condition and are considered to be adequate for their present use.

     As of December 31, 1997 the Company is in the process of building a new 200,000 square foot facility in McAllen, Texas. The building, which will be leased, is scheduled for completion in the second quarter of 1998. In addition, the Company currently anticipates moving into a larger leased facility in Reynosa, Mexico in the second half of 1998.

ITEM 3. LEGAL PROCEEDINGS

     In July 1995, the Company was sued by Fortunet, Inc. ("Fortunet") for patent infringement in the United States District Court for the District of Nevada. The suit consists of two counts. The first count concerns a device known as the Bingo Card Minder that was marketed by the Company and manufactured by Bingo Card Minder Corp., who is co-defendant for the first count. The Company no longer markets the Bingo Card Minder. The second count is against the Company and alleges that the System 12(TM) electronic bingo system manufactured by Video King infringes three patents owned by Fortunet. The Company does not believe that System 12(TM) infringes any of Fortunet's patents and that Fortunet's three patents are invalid. The Company has requested that the United States Patent and Trademark Office ("PTO") re-examine the three patents. The PTO has granted the Company's request as to two of the patents; the PTO agreed that a substantial new question of patentability exists as to such patents. The PTO has not acted on the request for the re-examination of the third patent, which was filed approximately four months after the request for re-examination of the first two patents. The Company is vigorously defending the suit.

     In June 1996, the Company was sued by Arrow International ("Arrow") in the United States District Court for the Northern District of Ohio. The suit consists of three counts. In count one Arrow seeks a declaration of non-infringement that Arrow was not infringing three patents held by the Company. In the second count Arrow seeks a declaration of patent invalidity. In the third count Arrow alleges that the Company has infringed a patent owned by Arrow. The Company is vigorously defending the suit and has also counterclaimed for damages for patent infringement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on The Nasdaq SmallCap Market under the symbol "STUA."

     The following table shows the high and low closing sales prices for the Common Stock during each calendar quarter within the past two years. Prior to August 22, 1977, the Common Stock was traded on the Nasdaq National Market (see "Business -- Certain Recent Developments -- Delisting from Nasdaq SmallCap Market; Disclosure Relating to Low Priced Stock").

                                                              HIGH      LOW
                                                              ----      ---
1996:
  First Quarter.............................................   $8 1/4   $4 1/8
  Second Quarter............................................   $7       $4 1/2
  Third Quarter.............................................   $6 7/8   $5 5/8
  Fourth Quarter............................................   $6 1/4   $4 1/4

                                                              HIGH      LOW
                                                              ----      ---
1997:
  First Quarter.............................................   $5 3/4   $3 7/8
  Second Quarter............................................   $4 3/8   $2 5/8
  Third Quarter.............................................   $3 1/4   $2
  Fourth Quarter............................................   $3       $1 5/16

     At March 17, 1998, the Common Stock was held by 1,640 stockholders of record.

     The Company has not paid any cash dividends on its Common Stock during the past two years. The Board of Directors expects to follow a policy during the foreseeable future of retaining earnings for use in the Company's business; further, the payment of cash dividends is restricted by the Credit Facility and the indenture for the 12 1/2% Senior Subordinated Notes (the "Notes").

ITEM 6. SELECTED FINANCIAL DATA

     The financial data presented below are derived from the consolidated financial statements of the Company. The selected financial data for each of the years in the three-year period ended December 31, 1997 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein.

                                           1997         1996       1995       1994      1993
                                         --------     --------   --------   --------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS:(1)
  Net sales............................  $125,100     $110,636   $109,882   $ 59,158   $53,937
  Gross margin.........................    37,866       32,873     35,160     16,171    13,770
  Income (loss) before extraordinary
     loss and cumulative effect of
     change in accounting principle....   (13,145)(2)   (1,298)       786     (1,608)      512
  Net income (loss)....................   (13,353)(2)   (2,231)       786     (1,608)      699
  Earnings (loss) per share before
     cumulative effect of extraordinary
     loss and change in accounting
     principle-
     basic.............................     (1.91)       (0.19)      0.12      (0.45)     0.15
  Earnings (loss) per share before
     cumulative effect of extraordinary
     loss and charge in accounting
     principle-diluted.................     (1.91)       (0.19)      0.12      (0.45)     0.15
  Earnings (loss) per share-basic......     (1.94)       (0.33)      0.12      (0.45)     0.21
  Earnings (loss) per share-diluted....     (1.94)       (0.33)      0.12      (0.45)     0.20
FINANCIAL CONDITION:
  Working Capital......................    37,578       54,025     20,018     14,454     3,742
  Current ratio........................       2.9          3.5        1.8        1.7       1.2
  Total Assets.........................   137,824      154,595     98,994     88,977    37,301
  Long-term debt.......................   100,665      100,396     39,586     34,146     3,949
  Stockholders' equity.................    16,732       30,358     32,040     30,153    15,140
OTHER FINANCIAL DATA:
  EBITDA adjusted(3)...................     7,872(2)  $ 12,049   $ 12,117   $  1,088   $ 3,127
  Net cash flows from operating
     activities........................      (113)(2)    1,464     (1,790)     1,202      (512)
  Net cash flows from investing
     activities........................    (5,965)     (38,150)      (682)   (30,396)     (590)
  Net cash flows from financing
     activities........................      (661)      49,464      1,260     30,822       945

---------------

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

(2) Income (loss) before extraordinary items, net income, EBITDA and net cash flows from operating activities for 1997 were reduced by $2,514 of nonrecurring charges related to consolidation activities and unusual legal and bad debt reserve charges. (See Management's Discussion and Analysis of Financial Condition and Results of Operations"). Excluding these charges, EBITDA on a normalized basis for 1997 was $10,386.

(3) EBITDA is defined as earnings before interest, taxes, depreciation, amortization, purchase accounting adjustments, restructuring charge and extraordinary item. EBITDA does not represent, and should not be considered as, an alternative to net income or cash flows from operating activities each as determined in accordance with generally accepted accounting principles ("GAAP"). Moreover, EBITDA does not necessarily indicate whether cash flow will be sufficient for such items as working capital or capital expenditures, or to react to changes in the Company's industry or to the economy generally. The

    Company believes that EBITDA is a measure commonly used by lenders and certain investors to evaluate a company's performance. EBITDA should not be considered by investors as an indicator of the Company's liquidity or ability to meet its cash requirements. The Company believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flows, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements. Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flows; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the timing, costs and scope of its acquisition of, or investments in, the bingo industry and new product development, and other matters contained in this report or the documents incorporated by reference regarding matters that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report or the documents incorporated by reference. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

GENERAL

     The Company's business strategy is to enhance its position as North America's leading manufacturer of a full line of bingo and bingo-related products. The Company maintains an ongoing product development program focused on enhancing existing product lines, creating product line extensions and developing new products. The Company plans to selectively pursue acquisition opportunities and strategic alliances with a focus on creating product line extensions, new markets, new manufacturing technologies and strengthening its distribution network. Historically, the Company has used acquisitions and strategic alliances as part of its growth strategy, such as the acquisition of Bazaar in 1994, which broadened its Canadian customer base. In 1995, the Company acquired The Reliable Corporation of America ("Reliable") (the "Reliable Acquisition") in order to expand its customer base and to acquire the rights to Reliable's patented manufacturing technology. In 1996, the Company completed the Trade Acquisition in order to expand the Company's pulltab ticket product line and increase its pulltab market share in the United States. The results of operations of Bazaar, Reliable and Trade have been consolidated since the date of their respective acquisitions.

     In conjunction with the Trade Acquisition, in November 1996 the Company completed a private placement (the "Offering") of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes (the "Notes") due November 15, 2004. Interest on the Notes is payable semiannually on each May 15 and November 15. The Company used the proceeds to finance the Trade Acquisition, to repay certain indebtedness and for general corporate purposes (See "Note 6 to Notes to Consolidated Financial Statements").

     Results for the year ended December 31, 1997 include several unusual charges as the Company began the transition to complete the consolidation of its U.S. manufacturing operations, with pulltab operations competed in the second quarter of 1997 and the consolidation of paper and ink operations expected to be completed in the second quarter of 1998. These charges include (a) a restructuring charge recorded in the fourth quarter of 1997 of $2.3 million related to workforce reductions and an additional charge to complete the consolidation of U.S. manufacturing operations (see "Note 13 to Notes to Consolidated Financial Statements"), (b) an extraordinary loss recorded in the fourth quarter of 1997 of $208,000, net of income taxes, to write off unamortized debt issuance costs related to early extinguishment of debt under the Prior Credit Agreement (see "Note 6 to Notes to Consolidated Financial Statements"), (c) a charge of $1.5 million recorded in the first quarter of 1997 related to the application of purchase accounting to the finished goods of Trade that were sold during the first quarter of 1997, (d) a charge of $1.4 million recorded in the fourth quarter related to inventory levels of the product lines being consolidated, (e) a $0.4 million charge to bring a long term patent infringement lawsuit to trial in 1998 and (f) a $0.7 million bad debt expense attributable to regulatory actions in the State of Washington and the likely consolidation of distributors in certain markets.

     Results for the year ended December 31, 1996 include unusual charges for:
(a) a restructuring charge of $3.3 million related to the planned consolidation of manufacturing operations (see "Note 13 to Notes to Consolidated Financial Statements"), (b) a charge of $1.1 million to cost of goods sold related to the application of purchase accounting to the finished goods of Trade that were sold during the period November 13, 1996 through December 31, 1996 and (c) an extraordinary loss recorded in the fourth quarter of 1996 of $933,000, net of income taxes, to write off unamortized debt issuance costs related to the repayment of debt under the Prior Credit Agreement (see "Note 6 to Notes to Consolidated Financial Statements").

     Results for the year ended December 31, 1995 include unusual charges for:
(a) a charge of $489,000 to cost of goods sold related to the application of purchase accounting to the finished goods of Bazaar that were sold in the first quarter of 1995 and (b) a one-time pre-tax charge of $819,000 related to the discontinuance of operations of Stuart Entertainment Limited ("Stuart Entertainment England"), a joint venture between the Company and Bazaar to manufacture products in the United Kingdom. In 1995, Stuart Entertainment England recorded losses of $2.1 million which included the one-time pre-tax charge of $819,000 (see "Note 9 to Notes to Consolidated Financial Statements").

YEAR 2000 ISSUE

     Like many other companies, the Company is aware of the problems associated with "The Year 2000 Issue." This issue centers on certain computer systems being unable to recognize the year 2000 as a valid date or that they may interpret a date in the format of "00" as the year 1900 rather than the year 2000. This system issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals. Such failures of the Company and/or third parties' computer systems could potentially have a material impact on the Company's ability to conduct its business. Based on interviews with and publications from those vendors supplying the Company's current business information systems, management believes those systems to be date compliant such that they will not pose a significant risk to the Company's future business operations. Future version upgrades to these systems and/or new acquisitions will be subject to Year 2000 date compliance as a selection, acceptance and installation criteria.

     During 1998, the Company will assess any impact the Year 2000 issue may have on other systems that support the Company's operation. These can include, but are not limited to; supplier systems, shipper systems, environmental control systems, manufacturing equipment, building security systems, etc. The Company will evaluate appropriate courses of corrective action if any are needed outside of routine maintenance or currently planned projects.

     Management has not yet fully assessed the Year 2000 compliance expense and related potential effect on the Company's earnings. However, the Company does not currently expect any expenditure required will have a material effect on its financial position or results of operations.

RESULTS OF OPERATIONS

     The following data sets forth operating data from the Company's Consolidated Statements of Operations, stated as a percentage of net sales.

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of goods sold..........................................   69.7      70.3      68.0
                                                              -----     -----     -----
Gross margin................................................   30.3      29.7      32.0
Selling, general and administrative expenses................   30.2      23.7      24.9
Restructuring charge........................................    1.8       3.0        --
United Kingdom charge.......................................     --        --       0.7
Legal expenses -- unusual patent lawsuits...................    0.9        --        --
                                                              -----     -----     -----
Income (loss) from operations...............................   (2.6)%     3.0%      6.4%
                                                              =====     =====     =====

  Years Ended December 31, 1997 and 1996

     Net Sales. Net sales were $125.1 million for the year ended December 31, 1997, an increase of $14.5 million or 13.1% from $110.6 million for the year ended December 31, 1996. The increase was primarily attributable to the consolidation of Trade which was acquired in the fourth quarter of 1996 and to an increase of $2.5 million generated by Power Bingo King's hand-held electronic bingo systems which was acquired in the third quarter of 1997.

     This increase was partially offset by i) a continuing softness in the charitable gaming industry that caused a decrease in sales of consumable products, particularly pulltab tickets, ii) increased competitive pricing pressures, particularly from smaller suppliers, (iii) an adverse effect on the third and fourth quarter sales in Ontario, Canada due to uncertainty of the pulltab contract renewal by the Ontario Gaming Commission and (iv) a decrease in electronic bingo hall equipment sales of $3.2 million due primarily to the sales of System 12(TM)electronic fixed-base gaming systems in 1996 that were not repeated in 1997.

     The Company expects the softness in the industry to continue in 1998 due to competitive pressures from other sources of gaming and entertainment. However, the Company expects sales from Power Bingo King's hand-held electronic bingo systems to continue to increase which the Company expects will partially offset the softness in consumable products. Management expects pulltab ticket sales to increase modestly in Canada as a result of being awarded a five year contract from the Ontario Gaming Commission to be the sole supplier of pulltab tickets to all charity licensed retail locations in the Province of Ontario (See "Government Regulations"). The Company's position in Ontario, North America's largest charity market place, has been solidified with the five year contract with possible extensions.

     In September 1997, the Ontario Gaming Control Commission announced the list of the final proponents for operation and ownership of the 44 charity gaming clubs that will replace the current system of roving Monte Carlo casinos. The Company expects some charity gaming clubs to begin opening during the second half of 1998 but currently is unable to anticipate the impact such gaming clubs will have on the bingo and pulltab ticket markets in the Province of Ontario.

     Cost of Goods Sold. Cost of goods sold, as a percentage of sales was 69.7% for the year ended December 31, 1997 compared to 70.3% for the year ended December 31, 1996. Excluding the application of purchase accounting adjustments recorded in the first quarter of 1997 and the fourth quarter of 1996 to the finished goods inventory of Trade and excluding the impact of Power Bingo King since the acquisition in the third quarter of 1997, cost of goods sold, as a percentage of sales, was 68.9% for the year ended December 31, 1997 compared to 69.3% for the year ended December 31, 1996.

     This decrease was attributable in part to lower pulltab production costs associated with the consolidation completed in the second quarter of 1997 and the full year effect of more favorable raw material newsprint prices in 1997 compared to 1996. These decreases were partially offset by a charge of $1,377,000, in the fourth quarter related to consolidation of product lines; by production inefficiencies resulting from the consolidation of pulltab and paper manufacturing operations primarily in Iowa and Texas; by ink dabber production inefficiencies attributable to high inventory levels and lower product demand; by pulltab ticket production inefficiencies in the third and fourth quarter in Ontario, Canada due to lagging product demand attributable to the uncertainty of the pulltab contract renewal by the Ontario Gaming Commission; and by the effect of the cost of System 12(TM) electronic fixed-base gaming systems sales in 1996 that did not occur in 1997.

     The Company expects that U.S. pulltab production costs will decline in 1998 compared to 1997 as the Company more fully realizes the benefits of the consolidation. However, bingo paper and ink dabber production inefficiencies are expected to unfavorably impact the first half of 1998 as a result of the consolidation of these operations at the Texas border facilities. Bingo paper and ink dabber production costs are expected to decline in the future as manufacturing is consolidated in the Company's Texas border facilities.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $37.7 million for the year ended December 31, 1997, an increase of $11.4 million or 43.6% from $26.3 million for the year ended December 31, 1996. The increase is primarily attributable to the consolidation of Trade that added SG&A expenses of $7.5 million.

     Excluding the effect of the consolidation of Trade, the Company's SG&A expenses increased $3.9 million or 15.8%. This increase is primarily due to increases in (i) travel costs incurred to integrate and operate the new businesses, (ii) bad debt expense attributable to regulatory actions in the state of Washington, which adversely affected certain customers' ability to comply with more restrictive repayment terms and the likely consolidation of distributors in certain markets, (iii) salaries and fringe benefits, and (iv) unfavorable foreign currency exchange rates.

     Restructuring Charge. The Company, in the fourth quarter of 1997, recorded a restructuring charge of $2,261,000 related to workforce reductions and charges to complete the consolidation of its U.S. manufacturing operations.

     The restructuring charge includes (i) $1,229,000 for severance costs and the buyout of certain employment contracts in order to reduce certain sectors of its U.S. and Canadian workforce to levels more appropriate for the expected adverse impact that the continuing competitive business conditions will have on 1998 and subsequent year's operations, and (ii) $1,032,000 for modifications to the manufacturing consolidation plan and additional costs to complete consolidation of its U.S. manufacturing operations.

     Legal Expenses -- unusual patent lawsuit. Legal expenses of $1.2 million were incurred in the year ended December 31, 1997 to litigate a long standing patent infringement lawsuit filed by a competitor, including $400,000 to bring the case to trial in 1998.

     Interest Expense, Net. Interest expense, net of interest income, was $12.5 million for the year ended December 31, 1997, an increase of $7.2 million from $5.3 million for the year ended December 31, 1996. The increase is attributable to interest on the Notes as the Offering was completed in November 1996.

     Income Tax Benefit. The income tax benefit increased $1.9 million to $2.6 million for the year ended December 31, 1997. The increase is due to the increase in the loss before income tax benefit of $15.8 million for the year ended December 31, 1997 compared to a loss before income tax benefit of $2.0 million for the year ended December 31, 1996. The effective tax rate was 16.7% for the year ended December 31, 1997 compared to 35.5% for the year ended December 31, 1996. The decrease in the effective tax rate is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward periods.

  Years Ended December 31, 1996 and 1995

     Net Sales. Net sales were $110.6 million for the year ended December 31, 1996, an increase of $754,000 or 0.7% from $109.9 million for the year ended December 31, 1995. The increase was attributable to a combination of the following: (i) an increase in sales of $3.3 million related to the acquisition of Trade and (ii) an increase in electronics and bingo hall equipment sales of $3.1 million, primarily due to $3.6 million in sales of System 12(TM) electronic bingo and gaming units. These increases were partially offset by (a) a decrease in sales of $1.3 million related to the shutdown of Stuart Entertainment England; and (b) a decrease of sales of consumable products of $3.8 million, primarily in the United States.

     Cost of Goods Sold. Cost of goods sold, as a percentage of sales, was 70.3% for the year ended December 31, 1996, an increase of 2.3 percentage points from 68.0% for the year ended December 31, 1995. Excluding the application of purchase accounting adjustments recorded in the fourth quarter of 1996 to the finished goods inventory of Trade and in the first quarter of 1995 to the finished goods inventory of Bazaar, cost of sales, as a percentage of sales, for the years ended December 31, 1996 and 1995 was 69.3% and 67.6%, respectively. The increase is primarily attributable to production inefficiencies in the pulltab ticket and bingo hall equipment product lines and a less favorable sales mix in consumable products.

     Selling, General and Administrative Expenses. SG&A expenses were $26.3 million for the year ended December 31, 1996, a decrease of $1.0 million or 3.9% from $27.3 million for the year ended December 31, 1995, which includes a $1.4 million increase in SG&A from the inclusion of the operations of Trade.

     Excluding the effect of the inclusion of the operations of Trade, the decrease in SG&A expenses of $2.4 million is primarily due to four factors: (i) the discontinued operation of Stuart Entertainment England in 1995; (ii) consolidated synergies related to the acquisitions of Bazaar and Reliable; (iii) improved bad debt experience; and (iv) the continued impact of a cost reduction program implemented in 1995.

     Interest Expense, Net. Interest expense, net of interest income, was $5.3 million for the year ended December 31, 1996, an increase of $889,000 or 20.0% from $4.4 million for the year ended December 31, 1995. The increase is primarily due to the Offering completed in November, 1996.

     Restructuring Charge. The restructuring charge of $3.3 million in the fourth quarter of 1996 was primarily due to the planned consolidation of manufacturing operations during 1997. After the consolidation changes are complete, the Company's U.S. bingo paper products operations will be concentrated at its Texas border facilities and its U.S. pulltab ticket business at its Lynnwood, Washington facility. Manufacturing operations in St. Catherines, Ontario continue to serve the majority of the Canadian market.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal uses of cash are for the purchase and carrying of inventory, the carrying of accounts receivable, the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the past two years are as follows:

                                                                1997         1996
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Working capital.............................................  $ 37,578     $ 54,025
Current ratio...............................................       2.9          3.5
Total long-term debt........................................   100,754      100,766
Stockholders' equity........................................    16,372       30,358
Total capitalization........................................   117,126      131,124
Debt to capitalization ratio................................      86.0%        76.9%
Capital expenditures for property, plant and equipment......     3,525        2,609
Capital expenditures for electronic bingo systems...........     1,587           45

FINANCING ACTIVITIES

     In November 1996, the Company completed the Offering. Interest on the Notes is payable semi-annually on each May 15 and November 15. The indenture governing the Notes (the "Indenture") imposes certain covenants that limit the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments,
(iii) incur liens or (iv) incur indebtedness that is subordinated in right of payment to any Senior Indebtedness (as defined in the Indenture) and senior in right of payment to the Notes. Such covenants are subject to certain limitations and exceptions.

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

     In November 1997, the Company entered into the Credit Facility which provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to $10.0 million may be borrowed under the Canadian Facility (see "Business -- Certain Recent Developments -- New Credit Facility"). At December 31, 1997, the Company had not yet drawn any amounts under the Credit Facility and $27.7 million was available for borrowing based on its borrowing base certificates.

     Prior to the Offering, the Company was party to a credit agreement (the "Prior Credit Agreement") with Bank of America National Trust and Savings Association, as U.S. Agent, the Chase Manhattan Bank (National Association), Bank of America Canada, as Canadian Agent, and the Chase Manhattan Bank of Canada with a senior secured revolving line of credit of $23.0 million and a senior secured loan facility of $15.0 million, which included a U.S. facility and a Canadian facility. The Prior Credit Agreement was amended and restated in November 1996 in connection with the Trade Acquisition. In connection therewith, the Company recorded an extraordinary loss of $933,000, after income taxes, to write off unamortized debt issuance costs. The Prior Credit Agreement was terminated and the Company entered into the Credit Facility in November 1997. In conjunction with the closing of the Credit Facility, the Company recorded an extraordinary loss of $208,000, after income taxes, to write off unamortized debt issuance costs on the Prior Credit Agreement.

     The Company believes that with its current operating plan, cash flow from operations, excess cash on hand and the Credit Facility, it will have sufficient cash to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures, expenses related to consolidation of operations and working capital requirements. In addition, with the acquisition of Power Bingo, Corp. in July 1997, the Company expects the electronics portion of its business to generate additional cash flow.

     The Company's business plan includes pursuing selective business acquisitions and strategic alliances. The Company will continue to evaluate additional opportunities and, as attractive opportunities develop, the Company will consider additional acquisitions. The Company expects to meet additional capital needs with the proceeds from sales or issuance of equity securities, the Credit Facility and other borrowings. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms acceptable to the Company, if at all. In addition, the Company is restricted in its ability to incur additional indebtedness pursuant to the terms of the Indenture. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion which could have a material adverse effect on the future growth of the Company.

CASH FLOWS

     The cash balances at December 31, 1997, 1996 and 1995 were $7.1 million, $13.7 million and $943,000, respectively. The changes in cash for the last three years were:

                                                        1997        1996       1995
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Operating Activities:
  Net income (loss).................................  $(13,353)   $ (2,231)   $   786
  Other operating activities........................     6,173       8,509      4,474
  Working capital resources.........................     7,067      (4,814)    (7,050)
                                                      --------    --------    -------
          Total Operating Activities................      (113)      1,464     (1,790)
Investing Activities................................    (5,965)    (38,150)      (682)
Financing Activities................................      (555)     49,475      1,299
                                                      --------    --------    -------
          Net change in cash and cash equivalents...  $ (6,633)   $ 12,789    $(1,173)
                                                      ========    ========    =======

     Total trade receivables decreased $2.9 million from $26.0 million at December 31, 1996 to $23.1 million at December 31, 1997. The decrease is due primarily to trade receivables converted to notes receivable and an increase in the allowance for doubtful accounts in the current year. Total notes receivable (including current and long-term portions) increased from $2.4 million at December 31, 1996 to $4.1 million at December 31, 1997. During 1997, trade receivables totaling $2.9 million were converted to notes receivable from non-related parties. The conversions were made to assist customers in resolving cash flow deficiencies and to aid customers in accomplishing their long-term growth plans. A substantial portion of the Company's sales to its customers is made on credit terms customary in the industry. The Company is subject to credit risk through trade receivables and note receivables. Although a substantial portion of the Company's customers ability to pay is dependent upon the bingo, gaming and overall entertainment industries, management feels that credit risk is mitigated due to a large customer base, geographic dispersion and its long standing relationships with many of its customers. In accordance with generally accepted accounting principles, the Company has an allowance for doubtful accounts related to its accounts and notes receivable which was increased by $1.0 million during 1997 for the reasons discussed above. The Company periodically reviews these allowances for reasonableness.

     Inventories decreased $7.2 million from $28.1 million at December 31, 1996 to $20.9 million at December 31, 1997. The decrease is due primarily to the Company's ongoing program to consolidate U.S. consumable manufacturing operations, a first-quarter reduction in inventory related to a $1.5 million purchase accounting adjustment to the finished goods inventory of Trade that was acquired in November 1996 and a $1.4 million fourth-quarter charge to inventory reserves related to inventory lines that are being consolidated or eliminated. Inventory levels fluctuate on a seasonal basis and modest increases in the costs of paper products are currently expected in 1998.

CAPITAL EXPENDITURES

     The Company's capital expenditures for property, plant and equipment were $3.5 million during 1997 compared with $2.6 million during 1996. The Company's capital expenditure program has historically focused on the purchase of equipment designed to increase production capacity and improve manufacturing efficiencies. Beginning in 1996, and continuing into 1997 and 1998, a greater portion of the Company's capital expenditures were allocated to the upgrading and development of management information systems and communication systems. During 1998, the Company's capital expenditure program will focus on the consolidation of United States manufacturing operations, the purchase of equipment designed to improve manufacturing efficiency and the upgrading and development of management information systems.

     Capital expenditures for electronic bingo systems consist of System 12(TM) and Power Bingo King(TM) electronic bingo systems placed in the market on a lease or revenue sharing basis. The Company's $1.5 million increase in capital expenditures for electronic bingo systems is due to the manufacture of Power Bingo King(TM) hand-held electronic bingo units following the July, 1997 acquisition of substantially all the assets of Power Bingo Corporation.

INFLATION

     Management does not believe that inflation has had or is expected to have any significant adverse impact on the Company's financial condition or results of operations for the periods indicated.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and related financial information required to be filed are indexed on page F-1 and are incorporated herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its independent public accountants on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders to be held May 20, 1998 regarding directors and officers of the Company and compliance with Section 16(a) of The Exchange Act is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders to be held on May 20, 1998 regarding executive compensation is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1998 regarding security ownership of certain beneficial owners and management is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the Company's definitive proxy statement for the Company's Annual Meeting of Stockholders scheduled to be held on May 20, 1998 regarding certain relationships and related transactions is incorporated herein by reference in response to this item.

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

     (b) Reports on Form 8-K

          1. No report on Form 8-K were filed during the last quarter of the period covered by the report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STUART ENTERTAINMENT, INC.

                                            By    /s/ TIMOTHY R. STUART

                                             -----------------------------------
                                                     Timothy R. Stuart,
                                                 President, Chief Operating
                                                    Officer and Director

Dated: March 31, 1998

                   /s/ SANGWOO AHN                     Director                                March 31, 1998
-----------------------------------------------------
                     Sangwoo Ahn

                /s/ ALBERT F. BARBER                   Chairman of the Board and Chief         March 31, 1998
-----------------------------------------------------    Executive Officer
                  Albert F. Barber

                 /s/ PERRY J. LEWIS                    Director                                March 31, 1998
-----------------------------------------------------
                   Perry J. Lewis

                 /s/ RONALD G. RUDY                    Director                                March 31, 1998
-----------------------------------------------------
                   Ronald G. Rudy

              /s/ RICHARD D. SPIZZIRRI                 Director                                March 31, 1998
-----------------------------------------------------
                Richard D. Spizzirri

                    /s/ IRA STARR                      Director                                March 31, 1998
-----------------------------------------------------
                      Ira Starr

                /s/ TIMOTHY R. STUART                  President, Chief Operating Officer      March 31, 1998
-----------------------------------------------------    and Director
                  Timothy R. Stuart

                /s/ STANLEY M. TAUBE                   Director                                March 31, 1998
-----------------------------------------------------
                  Stanley M. Taube

                 /s/ PAUL C. TUNINK                    Vice President-Finance, Treasurer and   March 31, 1998
-----------------------------------------------------    Chief Financial Officer
                   Paul C. Tunink

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   PAGE
                                                                   ----
Independent Auditors' Report................................    F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995..........................    F-3
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    F-4
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............    F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995..........................    F-6
Notes to Consolidated Financial Statements..................    F-7 to F-23
Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying accounts..........    F-24

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stuart Entertainment, Inc.
Council Bluffs, Iowa

     We have audited the accompanying consolidated balance sheets of Stuart Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stuart Entertainment, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ DELOITTE & TOUCHE LLP

                                            ------------------------------------
                                            Deloitte & Touche LLP

Omaha, Nebraska
March 12, 1998

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1997       1996       1995
                                                              --------   --------   --------
NET SALES...................................................  $125,100   $110,636   $109,882
COST OF GOODS SOLD..........................................    87,234     77,763     74,722
                                                              --------   --------   --------
GROSS MARGIN................................................    37,866     32,873     35,160
OTHER EXPENSES AND INCOME:
  Selling, general and administrative expenses..............    37,721     26,269     27,330
  Restructuring charge......................................     2,261      3,280         --
  United Kingdom charge.....................................        --         --        819
  Legal expenses, unusual patent lawsuit....................     1,173         --         --
  Interest expense, net.....................................    12,493      5,337      4,448
                                                              --------   --------   --------
          Other Expenses and Income -- Net..................    53,648     34,886     32,597
                                                              --------   --------   --------
INCOME (LOSS) BEFORE INCOME TAXES...........................   (15,782)    (2,013)     2,563
INCOME TAX PROVISION (BENEFIT)..............................    (2,637)      (715)     1,777
                                                              --------   --------   --------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................   (13,145)    (1,298)       786
EXTRAORDINARY ITEM -- Loss on extinguishment of debt,
  net of taxes..............................................       208        933         --
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................  $(13,353)  $ (2,231)  $    786
                                                              ========   ========   ========
EARNINGS (LOSS) PER SHARE -- basic and diluted:
  Income (loss) before extraordinary loss...................  $  (1.91)  $  (0.19)  $   0.12
  Extraordinary loss........................................     (0.03)     (0.14)        --
                                                              --------   --------   --------
  Earnings (loss) per share.................................  $  (1.94)  $  (0.33)  $   0.12
                                                              ========   ========   ========

                See Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                1997        1996
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  7,099    $ 13,732
  Trade receivables, net of allowance for doubtful accounts
     of $3,091 and $2,230...................................    23,085      25,998
  Current portion of notes receivable, less allowance for
     doubtful accounts of $233 and $99......................     2,269       1,296
  Inventories...............................................    20,929      28,118
  Income taxes recoverable..................................        --       2,545
  Deferred income taxes.....................................     3,008       2,581
  Prepaid expenses and other current assets.................     1,111         989
                                                              --------    --------
          Total Current Assets..............................    57,501      75,259
PROPERTY, PLANT AND EQUIPMENT, net..........................    26,471      29,760
GOODWILL, net of accumulated amortization of $3,244 and
  $1,983....................................................    45,655      43,726
OTHER ASSETS, net...........................................     8,197       5,850
                                                              --------    --------
                                                              $137,824    $154,595
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $     89    $    370
  Trade payables............................................    10,929      11,834
  Accrued payroll and benefits..............................     2,087       2,688
  Other accrued liabilities.................................     3,180       2,893
  Restructuring charge reserve..............................     2,841       3,280
  Income taxes payable......................................       797          --
  Deferred income taxes.....................................        --         169
                                                              --------    --------
          Total Current Liabilities.........................    19,923      21,234
LONG-TERM DEBT..............................................   100,665     100,396
DEFERRED INCOME TAXES.......................................       721       2,320
DEFERRED INCOME.............................................       143         287
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
  Common stock $.01 par value; 30,000,000 shares authorized;
     6,920,140 and 6,884,376 shares outstanding.............        70          69
  Additional paid-in capital................................    27,732      27,368
  Retained earnings (deficit)...............................   (10,059)      3,294
  Treasury stock (56,260 shares at cost)....................      (189)       (189)
  Cumulative translation adjustment, net of deferred income
     taxes..................................................    (1,182)       (184)
                                                              --------    --------
          Total Stockholders' Equity........................    16,372      30,358
                                                              --------    --------
                                                              $137,824    $154,595
                                                              ========    ========

                See Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                 ADDITIONAL    RETAINED                 CUMULATIVE
                                       COMMON     PAID-IN      EARNINGS     TREASURY    TRANSLATION
                                       STOCK      CAPITAL      (DEFICIT)     STOCK      ADJUSTMENT      TOTAL
                                       ------    ----------    ---------    --------    -----------    --------
BALANCE, JANUARY 1, 1995.............   $66       $25,776      $  4,739      $(189)       $  (239)     $ 30,153
  Net income.........................    --            --           786         --             --           786
  Issuance of 102,609 shares from
     exercise of stock options.......     1           251            --         --             --           252
  Income tax benefit on stock options
     exercised.......................    --            25            --         --             --            25
  Translation adjustment, net of
     deferred taxes of $276..........    --            --            --         --            491           491
  Issuance of 55,652 shares in
     connection with the acquisition
     of Reliable Corporation, net of
     costs of $6.....................     1           313            --         --             --           314
  Paid-in capital from non-qualified
     stock options issued............    --            19            --         --             --            19
                                        ---       -------      --------      -----        -------      --------
BALANCE, DECEMBER 31, 1995...........    68        26,384         5,525       (189)           252        32,040
  Net loss...........................    --            --        (2,231)        --             --        (2,231)
  Issuance of 111,067 shares from
     exercise of stock options.......     1           412            --         --             --           413
  Issuance of 20,000 newly authorized
     shares..........................    --           108            --         --             --           108
  Issuance of warrants on 300,000
     shares in connection with the
     acquisition of Trade Products...    --           330            --         --             --           330
  Income tax benefit on stock options
     exercised.......................    --           127            --         --             --           127
  Translation adjustment, net of
     deferred taxes of $245..........    --            --            --         --           (436)         (436)
  Paid-in capital from non-qualified
     stock options issued............    --             7            --         --             --             7
                                        ---       -------      --------      -----        -------      --------
BALANCE, DECEMBER 31, 1996...........    69        27,368         3,294       (189)          (184)       30,358
  Net loss...........................    --            --       (13,353)        --             --       (13,353)
  Issuance of 90,800 shares in
     connection with the acquisition
     of Sisson.......................     1           362            --         --             --           363
  Issuance of 1,226 shares sold to
     Employee Stock Purchase Plan....    --             2            --         --             --             2
  Translation adjustment, net of
     deferred taxes of $518..........    --            --            --         --           (998)         (998)
                                        ---       -------      --------      -----        -------      --------
BALANCE, DECEMBER 31, 1997...........   $70       $27,732      $(10,059)     $(189)       $(1,182)     $ 16,372
                                        ===       =======      ========      =====        =======      ========

                See Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                1997       1996      1995
                                                              --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(13,353)  $ (2,231)  $   786
  Adjustments to reconcile net income (loss) to net cash
     flows from operating activities:
     Extraordinary item, loss from extinguishment of debt...       328      1,297        --
     Payment on termination agreement.......................        --         --    (1,200)
     Depreciation and amortization..........................     7,443      4,515     4,617
     Amortization of debt financing fees....................       520        468       356
     Provision for doubtful accounts........................     1,578        (80)      543
     Equity in (earnings) losses of joint ventures..........        (5)        11      (129)
     Restructuring charge...................................     2,261      3,280        --
     Payments on restructuring charge.......................    (2,700)        --        --
     Deferred income taxes..................................    (2,462)      (587)     (221)
     Other non-cash expenses -- net.........................      (790)      (395)      508
     Change in operating assets and liabilities, net of
       amounts from acquisitions............................     7,067     (4,814)   (7,050)
                                                              --------   --------   -------
          Net cash flows from operating activities..........      (113)     1,464    (1,790)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired........................    (4,563)   (37,288)     (569)
  Capital expenditures for property, plant and equipment....    (3,525)    (2,609)   (1,226)
  Capital expenditures for electronic bingo systems.........    (1,587)       (45)      (91)
  Proceeds from disposals...................................     3,106        339       138
  Payments received on notes receivable.....................     1,373      1,453     1,261
  Other.....................................................      (769)        --      (195)
                                                              --------   --------   -------
          Net cash flows from investing activities..........    (5,965)   (38,150)     (682)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs of debt financing...................................      (651)    (3,873)     (375)
  Proceeds from borrowings under prior credit agreements....        --         --     8,052
  Payments on borrowings under prior credit agreements......        --    (20,917)       --
  Payments on long-term debt................................       (12)   (25,812)   (6,104)
  Payments on LSA purchase price adjustment.................        --       (455)       --
  Proceeds from issuance of long-term debt..................        --    100,000       348
  Proceeds from exercise of stock options...................        --        413       277
  Costs of stock issuance paid..............................        --         --        (6)
  Proceeds from sale and other issuances of common stock....         2        108      (932)
                                                              --------   --------   -------
          Net cash flows from financing activities..........      (661)    49,464     1,260
  Effect of currency exchange rate changes on cash of
     foreign subsidiaries...................................       106         11        39
                                                              --------   --------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................    (6,633)    12,789    (1,173)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    13,732        943     2,116
                                                              --------   --------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  7,099   $ 13,732   $   943
                                                              ========   ========   =======

                See Notes to Consolidated Financial Statements.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
        (COLUMNAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1. SUMMARY OF ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- Stuart Entertainment, Inc. and its subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit. The Company is also engaged in the manufacture and distribution of electronic gaming equipment, primarily for the Company's bingo markets. The Company does not believe there are any significant concentrations of credit risk.

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the Company, its wholly-owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly-owned). All significant inter-company transactions and balances have been eliminated in consolidation.

     USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FINANCIAL INSTRUMENTS -- The carrying values of certain identified notes receivable and long-term debt are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of debt with similar terms and remaining maturities are used to estimate fair values of the notes receivable and long-term debt.

     CASH AND CASH EQUIVALENTS -- The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company utilizes a cash management system that includes zero balance accounts. Negative cash balances for such accounts, resulting from outstanding checks, are reclassified to accounts payable in the consolidated financial statements.

     EARNINGS PER SHARE -- The Financial Accounting Standard Board (FASB) issued Statement No. 128, "Earning Per Share", which is effective for 1997 financial statements. FASB No. 128 requires dual presentation of Basic and Diluted earnings per share for all periods for which an income statement is presented. Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants. All prior earnings per share data have been restated in accordance with FASB No. 128.

     FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT -- The financial statements and transactions of Bingo Press & Specialty Limited ("Bazaar") and Stuart Entertainment Limited are maintained in their functional currency, Canadian dollars and British pounds, respectively. Assets and liabilities are translated at current exchange rates at the balance sheet date and stockholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Canadian dollar and British pound financial statements into U.S. dollars, are accumulated as a separate component of stockholders' equity.

     The financial statements and transactions of Stuart Entertainment S.A. de C.V. (Stuart Entertainment Mexico) are maintained in Mexican pesos and have been remeasured into U.S. dollars. Assets and liabilities are remeasured at the end of period exchange rates, except for property and stockholders' equity which are

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

remeasured at historical exchange rates. The statements of operations have been remeasured at average exchange rates for the periods, except for depreciation which has been remeasured at historical exchange rates. Gains and losses from remeasurement are recognized currently in operations. For the years ended December 31, 1997, 1996 and 1995, the Company recognized a remeasurement (gain) loss of $(50,000), $(12,000) and $547,000, respectively.

     INVENTORIES -- Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful lives of the respective assets, as follows:

Buildings and improvements..................................  10-20 years
Equipment...................................................  3-10 years

     INVESTMENTS -- Investments in the common stock of certain affiliated companies are accounted for using the equity method if the Company has the ability to exercise significant influence over the investee's operations and financial policies. Otherwise, the cost method is used.

     DEFERRED FINANCING FEES -- Deferred financing fees are being amortized to interest expense using the straight-line method over the respective terms of the credit agreements; three years for the New Credit Facility and eight years for the Senior Subordinated Notes.

     GOODWILL -- Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of the intangible asset may be impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Goodwill is amortized on a straight-line basis over periods ranging from ten to forty years. In 1995, the Company recognized an impairment of goodwill, as a result of a one-time pre-tax charge related to the discontinuation of its manufacturing operations in the United Kingdom (see Note
9).

     INCOME TAXES -- The Company uses the balance sheet approach of accounting for income taxes, whereby deferred assets and liabilities are recorded at the tax rate currently enacted. The Company's future results may be affected by changes in the corporate income tax rate.

     RESEARCH AND DEVELOPMENT COSTS -- Research and development costs are charged to expense as incurred. For the years ended December 31, 1997, 1996 and 1995, costs of approximately $260,000, $143,000 and $745,000, respectively, were charged to expense.

     REVENUE RECOGNITION -- The Company records revenue as products are shipped.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -- In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. The statement is effective for fiscal years beginning after December 15, 1997. The Company expects to adopt these disclosure requirements in the first quarter of 1998.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     RECLASSIFICATIONS -- Certain reclassifications have been made to the 1995 and 1996 financial statements and supporting footnote disclosures in order to present them in conformity with the 1997 financial statement presentation.

2. ACQUISITIONS

TRADE PRODUCTS, INC.:

     On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition") for a purchase price of $38.1 million, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock, with an exercise price of $7.75 per share.

     The Trade Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $16.7 million. The results of operations of Trade have been consolidated since the date of the Trade Acquisition.

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

                                                                1996        1995
                                                              --------    --------
Net sales...................................................  $143,112    $146,477
Loss before extraordinary loss..............................    (2,587)     (1,587)
Net loss....................................................    (3,520)     (1,587)
Loss per share, before extraordinary loss -- basic and
  diluted...................................................     (0.38)      (0.24)
Loss per share -- basic and diluted.........................     (0.52)      (0.24)

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

     The Company entered into non-compete agreements with the shareholders of Reliable. Under these agreements, the Company will make monthly payments of approximately $5,000 for 90 months to the Reliable

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

shareholders. The present value of the remaining payments at December 31, 1997 (using a 9% discount factor) is $203,000. The Company also entered into an employment agreement with the President of Reliable which was subsequently terminated by mutual consent.

3. INVENTORIES

     Inventories consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Raw materials...............................................  $ 5,159    $ 3,975
Work-in-process.............................................    2,038      4,316
Finished goods..............................................   13,732     19,827
                                                              -------    -------
                                                              $20,929    $28,118
                                                              =======    =======

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Land and buildings..........................................  $ 1,857    $ 5,739
Electronic bingo systems....................................    2,740        718
Equipment...................................................   40,654     39,041
                                                              -------    -------
                                                               45,251     45,498
  Less accumulated depreciation.............................   18,780     15,738
                                                              -------    -------
                                                              $26,471    $29,760
                                                              =======    =======

5. OTHER ASSETS

     Other assets consisted of the following at December 31:

                                                                 1997      1996
                                                                 ----      ----
Deferred financing costs, net of accumulated amortization of
  $557 and $104.............................................    $3,571    $3,768
Deferred income taxes.......................................     1,714        --
Notes receivable, net of allowance for doubtful accounts of
  $115
  and $124..................................................     1,515       919
Other investments and assets................................     1,145       916
Investments in joint ventures...............................       252       247
                                                                ------    ------
                                                                $8,197    $5,850
                                                                ======    ======

6. LONG-TERM DEBT

     In November 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the Notes). Interest on the Notes are payable semi-annually on each May 15 and November 15, commencing May 15, 1997. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company used the proceeds of the private

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

placement to finance the Trade Acquisition, to repay certain existing indebtedness and for general corporate purposes.

     In November 1997, the Company entered into a credit facility which consists of two loan and security agreements, one between the Company and Congress Financial Corporation (Central) (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company (the "Canadian Borrower") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. The Company recorded an extraordinary loss in the fourth quarter of 1997 of $208,000, net of taxes to write-off the unamortized debt issuance costs in the prior credit agreement.

     The Company, and the Canadian Borrower (sometimes referred to collectively herein as the "Borrowers") are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At December 31, 1997, $27.7 million was available for borrowing under the Credit Facility.

     The Credit Facility generally provides for interest on the US Facility at the prime rate plus 1/4% to 3/4% or at a Eurodollar rate plus 2 1/4% to 2 3/4%, at the option of the Company. The Canadian Facility generally provides for interest at the Canadian prime rate plus 1 1/4% to 1 3/4%.

     The Credit Facility imposes certain covenants and other requirements on the Company that among other things, restricts (i) the incurrence and existence of indebtedness or contingent obligations; (ii) consolidations, mergers and sales of assets; (iii) the incurrence and existence of liens; (iv) the sales or disposition of assets; (v) investments, loans and advances; (vi) capital expenditures; (vii) the payment of dividends and repurchase of common stock; and
(viii) acquisitions of the Company. The Company is also required to meet a minimum Net Worth requirement, when the Excessive Availability based on the current borrowing base certificate is less than $5.0 million. At December 31, 1997, the Company had not yet drawn any amounts under the Credit Facility.

     Long-term debt consisted of the following at December 31:

                                                                1997        1996
                                                              --------    --------
Senior Subordinated Notes...................................  $100,000    $100,000
Notes payable to others.....................................       754         766
                                                              --------    --------
                                                               100,754     100,766
Less current portion........................................        89         370
                                                              --------    --------
                                                              $100,665    $100,396
                                                              ========    ========

NOTES PAYABLE TO OTHERS:

     The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and
iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at December 31, 1997 range from approximately one year to five years. At December 31, 1997, these notes bear interest at fixed and variable rates ranging from 2.9% to 10.00%.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

FUTURE PAYMENTS:

     Long-term debt matures as follows:

1998........................................................  $     89
1999........................................................        85
2000........................................................        94
2001........................................................        94
2002........................................................        42
Thereafter..................................................   100,350
                                                              --------
                                                              $100,754
                                                              ========

7. INCOME TAX PROVISION (BENEFIT)

     Income (loss) before income tax provision (benefit) is as follows for the years ended December 31:

                                                          1997       1996       1995
                                                        --------    -------    ------
Domestic..............................................  $(13,832)   $(3,766)   $2,952
Foreign...............................................    (1,950)     1,753      (389)
                                                        --------    -------    ------
                                                        $(15,782)   $(2,013)   $2,563
                                                        ========    =======    ======

     The income tax provision (benefit) is as follows for the years ended December 31:

                                                            1997      1996      1995
                                                           -------    -----    ------
Current:
  Federal................................................  $  (358)   $(467)   $1,139
  Foreign................................................      240      371       755
  State..................................................      (57)     (32)      104
                                                           -------    -----    ------
                                                              (175)    (128)    1,998
                                                           -------    -----    ------
Deferred:
  Domestic...............................................   (2,478)    (669)     (155)
  Foreign................................................       16       82       (66)
                                                           -------    -----    ------
                                                            (2,462)    (587)     (221)
                                                           -------    -----    ------
                                                           $(2,637)   $(715)   $1,777
                                                           =======    =====    ======

     A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

                                                              1997     1996     1995
                                                              -----    -----    ----
Statutory tax rate..........................................  (34.0)%  (34.0)%  34.0%
State income taxes (net of federal benefit).................     --     (5.4)    2.3
Foreign tax rates in excess of U.S. federal rates...........    2.0      3.3     4.5
Tax asset valuation reserve.................................   11.3    (11.9)   17.0
Goodwill amortization.......................................    1.6     12.5    10.1
Non-resident interest withholding...........................    2.4       --      --
Other.......................................................     --       --     1.4
                                                              -----    -----    ----
                                                              (16.7)%  (35.5)%  69.3%
                                                              =====    =====    ====

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Deferred tax assets and (liabilities) are comprised of the following at December 31:

                                                               1997       1996
                                                              -------    -------
Deferred Tax Assets:
  Net operating loss........................................  $ 4,548    $    --
  Allowance for doubtful accounts...........................      992        498
  Restructuring charge......................................      874      1,202
  Inventory reserves and adjustments........................      822        484
  Cumulative translation adjustment.........................      518        103
  Deferred financing fees...................................      393         --
  Employee benefits.........................................      290        397
  Tax credits...............................................      180         --
  Other.....................................................       72         --
  Excess losses of U.K. venture.............................       --        518
  Valuation reserve.........................................   (1,778)      (518)
                                                              -------    -------
                                                              $ 6,911    $ 2,684
                                                              =======    =======
Deferred Income Tax Liabilities:
  Difference in basis of property and equipment.............  $(2,563)   $(2,346)
  Difference in amortization periods of goodwill............     (262)        --
  Other.....................................................      (86)       (77)
  Canadian inventory absorption.............................       --       (169)
                                                              -------    -------
                                                              $(2,911)   $(2,592)
                                                              =======    =======

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6,364,000 at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no amount for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     Due to the non-recurring charges incurred by the Company in the fourth quarter of 1997 the company has provided a valuation allowance against a portion of the deferred tax assets recorded.

     The Company has a net operating loss carryforward of approximately $13,377,000 which expires in 2012, and Alternative Minimum Tax Credits of approximately $105,000 which have no expiration date.

     The Internal Revenue Service is currently examining the tax returns of the U.S. company for 1994 and 1995. The Company believes that it has appropriately provided for amounts potentially due as a result of such examination, and that the ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

8. STOCK OPTION AND PURCHASE PLANS

     The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.

     The Company had four inactive plans and one active stock option plan during 1997: the 1981 Incentive Stock Option Plan ("1981 ISO Plan"), the 1992 Incentive Stock Option Plan ("1992 ISO Plan"), the 1985

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Non-Qualified Stock Option Plan ("1985 NQSO Plan"), the 1992 Non-Qualified Stock Option Plan ("1992 NQSO Plan") and the 1994 Performance Plan.

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

     The 1994 Performance Plan was adopted December 13, 1994 for certain directors, executive officers, employees and consultants. The Company has reserved 2,500,000 shares of its common stock for issuance. Options granted under this plan may be either incentive stock options or non-qualified stock options. Incentive stock options granted are exercisable for up to a ten-year period and at an exercise price equal to the fair market value of the shares on the date of grant. Non-qualified stock options granted are exercisable at prices and over time periods determined by the Stock Option Committee of the Board of Directors. All options granted under this Plan in 1997, 1996 and 1995 were non-qualified options. At December 31, 1997 there were 1,426,017 shares available for grant.

     If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                            1997       1996      1995
                                                          --------    -------    -----
Net income...............................  As reported    $(13,353)   $(2,231)   $ 786
                                           Pro forma      $(13,374)   $(3,346)   $ 240
Income (loss) per share -- basic and
  diluted................................  As reported    $  (1.94)   $ (0.33)   $0.12
                                           Pro forma      $  (1.95)   $ (0.48)   $0.04

     The weighted average fair market value of options granted during the year was $2.36, $3.32 and $2.00 per option for 1997, 1996 and 1995, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                                             1997     1996     1995
                                                             -----    -----    -----
Risk-free interest rate....................................    5.6%     6.3%     6.3%
Dividend yield.............................................   0.00%    0.00%    0.00%
Expected volatility........................................   41.0%    40.0%    40.0%
Expected life (years)......................................    7.5      7.5      7.5

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     A summary of stock option activity is as follows during the three years ended December 31:

                  FIXED OPTIONS                       1997         1996         1995
                  -------------                    ----------    ---------    ---------
Outstanding at beginning of year.................   2,002,083    1,882,166    1,280,250
Options granted..................................     965,916      573,400      824,400
Options exercised................................          --     (111,067)    (102,609)
Options cancelled................................  (1,962,933)    (342,416)    (119,875)
                                                   ----------    ---------    ---------
Outstanding at end of year.......................   1,005,066    2,002,083    1,882,166
                                                   ==========    =========    =========
Options exercisable at year end..................     935,317    1,739,837    1,577,667
                                                   ==========    =========    =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                             OPTIONS OUTSTANDING
                                                  ------------------------------------------
                                                                     WEIGHTED-
                                                      NUMBER          AVERAGE      WEIGHTED-
                                                  OUTSTANDING AT     REMAINING      AVERAGE
                                                   DECEMBER 31,     CONTRACTUAL    EXERCISE
            RANGE OF EXERCISE PRICES                   1996            LIFE          PRICE
            ------------------------              --------------    -----------    ---------
     $3.00-$4.99................................      965,916       7.5 years..      3.00
     $5.00-$6.99................................       36,000       8.1 years..      6.00
     $7.00-$8.99................................        3,150       0.4 years..      0.70
                                                    ---------        ---------       ----
                                                    1,005,066       7.5 years..      3.10
                                                    =========        =========       ====

     At December 31, 1997, options for 935,317 shares were exercisable. The remaining options become exercisable as follows: 1998 -- 68,749 shares; 1999 -- 1,000.

     During 1997, 1996 and 1995, the Company recognized tax benefits of $0, $127,000 and $25,000, respectively, related to compensation expense recognized for tax purposes on non-qualified stock options exercised. No related compensation expense for these non-qualified stock options were recorded for financial statement purposes. The amount of the income tax benefit was recorded as additional paid-in capital.

     During 1993, the Company granted non-qualified stock options under the 1985 NQSO Plan and the 1992 NQSO Plan where the exercise price at the date of grant was less than the market value of those shares on that date. During 1997, 1996 and 1995, the Company recognized compensation expense and additional paid-in capital for financial statement purposes of $0, $7,000 and $19,000, respectively, based on the dates the options were exercisable.

     The Company maintains an employee stock purchase plan (the "ESPP") which provides eligible employees the opportunity to purchase shares of the Company's common stock through authorized payroll deductions at 85% of the average market price on the last day of each quarter. All employees who have completed six months of employment of 20 hours per week or greater are eligible to participate in the ESPP. The ESPP qualifies as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended. The total number of shares available for purchase under the ESPP at December 31, 1997 is 298,774.

9. INVESTMENTS IN JOINT VENTURES

STUART ENTERTAINMENT MEXICO:

     In November 1991, the Company and Bazaar formed a Mexican corporate joint venture named Stuart Entertainment S.A. de C.V. ("Stuart Entertainment Mexico") for the purpose of printing and finishing bingo

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

paper for its owners. During 1997, 1996 and 1995, all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company.

     Stuart Entertainment Mexico is included in the consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995, and in the consolidated balance sheets as of December 31, 1997, and December 31, 1996.

STUART ENTERTAINMENT LIMITED:

     During 1993, the Company and Bazaar formed a United Kingdom corporate joint venture named Stuart Entertainment Limited for the purpose of selling bingo supplies to the English and European markets.

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

BRITISH BAZAAR COMPANY LIMITED:

     The Company owns 50% of the common shares of British Bazaar Company Limited ("British Bazaar"). British Bazaar manufactures bingo paper and pull tab tickets in the Atlantic provinces of Canada. The Company's investment in British Bazaar is accounted for using the equity method. The Company's investment in British Bazaar at December 31, 1997 and 1996 was $252,000 and $248,000, respectively. For the years ended December 31, 1997, 1996 and 1995, the Company recorded equity in earnings (loss) of $15,000, $(11,000) and $98,000, respectively, on its investment and had sales of $416,000, $1,142,000 and $1,777,000, respectively, to British Bazaar.

     The Company guaranteed British Bazaar's operating line of credit at December 31, 1997 and 1996 in the amount of C$350,000 ($245,000) and C$350,000
($255,000), respectively.

10. RELATED PARTY TRANSACTIONS

MANAGEMENT CONSULTING AGREEMENT:

     Effective February 1, 1996, the Company entered into a Management Consulting Agreement (the "Management Consulting Agreement") with Len Stuart & Associates, Ltd., a Cayman Islands corporation (the "Consultant"). In December 1997, the parties entered into an agreement to terminate the Management Consulting Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company paid Mr. Stuart $55,101 upon execution and is also required to pay Mr. Stuart $300,000. Mr. Leonard A. Stuart, a brother of Timothy
R. Stuart, is President of Len Stuart & Associates, Ltd. and was Chairman of the Board of the Company until August 1997.

BAZAAR MANAGEMENT GROUP:

     The Company is a party to a consulting agreement (the "BMG Agreement") dated July 1, 1995 with Bazaar Management Group, Inc. ("BMG"), of which Leonard
A. Stuart is the sole shareholder. Under the BMG Agreement, BMG provides consulting services to the Company with respect to the Company's business (the "Division") of placing pulltab tickets in convenience stores, retail locations and bingo halls in Ontario, Canada. The net income monthly of the Division is payable as follows: (a) 50% is applied to reduce outstanding bank loans of the Division, (b) 50% of the remaining net income is retained by the Company, and

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

(c) 50% of the remaining net income is paid to BMG. During 1997 and 1996, the Company paid BMG $218,000 and $159,000, respectively. The Company believes that the terms of the BMG Agreement are comparable to those which would have been obtainable from unaffiliated third parties.

KEN STUART CONSULTING AGREEMENT:

     In January 1995, the Company entered into a consulting agreement with Ken Stuart, a brother of Timothy R. Stuart. For the years ended December 31, 1997, 1996 and 1995, Ken Stuart earned commissions of $189,000, $189,000 and $221,000, respectively. The agreement was terminated in 1997. In consideration for such termination, the Company issued him a promissory note in the principal amount of $236,250, which has been paid in full.

LEASE AGREEMENT:

     In connection with the Acquisition of Trade, the Company entered into a Lease Agreement with Partnership Leasing, L.L.C., a Washington limited liability company, of which Ronald G. Rudy, a director of the Company, is a member. The term of the lease is for ten years with one ten-year option and covers two buildings in Lynnwood, Washington with a total of 165,000 square feet. The rent is $924,000 per year, which is the current market price for the facility as determined by a qualified independent commercial real estate brokerage firm in an opinion of rental value delivered to the Company.

BINGO VIDEO ENTERTAINMENT, INC.:

     In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Leonard Stuart. In exchange for the assets sold, the Company received a promissory note totaling $262,000. The note bears interest at a rate of one percent above the Company's borrowing rate on its short-term line of credit and requires monthly principal and interest payments of $4,000. The note is collateralized by the assets of Bingo Video and guaranteed by Leonard Stuart's brother-in-law and by Len Stuart & Associates, Inc., a company owned by Leonard Stuart. The principal balance of the note at December 31, 1997 was $101,000. During the years ended December 31, 1997, 1996 and 1995, sales to Bingo Video totaled $866,000, $828,000 and $912,000, respectively.

11. EMPLOYEE BENEFIT PLANS

     The Company (Stuart and Trade Products) maintained two defined contribution plans under Section 401(k) of the Internal Revenue Code covering substantially all of its employees in the United States (the "U.S. Plan" and the "Trade Plan"). For the U.S. Plan, eligible employees may contribute up to 15% of their wages, not to exceed a government established maximum. Stuart's contribution is the sum of the Company's match of the first 2% of the employee's elective contribution and a discretionary contribution of up to 2% of the wages of all employees eligible under the U.S. Plan. For the Trade Plan, eligible Trade Products employees may contribute up to 20% of their wage, not to exceed a government established maximum. Trade Products match is 25% of the eligible employee's first 10% elective contribution. For the years ended December 31, 1997, 1996 and 1995, the Company's contributions were $238,000, $174,000, and $157,000, respectively.

     Effective January 1, 1998, the Company combined the U.S. Plan and the Trade Plan into one defined contribution plan (the "New Plan"). Under the New Plan, eligible employees may contribute up to 15% of their wages not to exceed a government established maximum. The Company's match is 50% of the eligible employee's first 6% elective contribution.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2.5% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2.5%. Eligible employees may contribute an additional amount in excess of the 2.5%, but they are not matched by the Company. For the years ended December 31, 1997, 1996 and 1995 the Company's contributions were $140,000, $112,000, and $101,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES:

     The Company leases certain property and equipment under operating leases with remaining terms ranging from one to five years. Future minimum lease payments under operating leases in effect at December 31, 1997 are approximately as follows:

1998........................................................  $3,518
1999........................................................   2,349
2000........................................................   2,016
2001........................................................   1,352
2002........................................................     931

     Rental expense for the years ended December 31, 1997, 1996 and 1995 was $3,436,000, $2,268,000, and $2,039,000, respectively.

     In August 1997, the Company sold its building in Council Bluffs, Iowa and entered into operating leases for a portion of the property, with terms ranging from twelve to fifteen months. Due to the short term of the leases, the net sales proceeds over the next book value of the facility was recognized at the date of sale.

INVENTORY REPURCHASE AGREEMENTS:

     The Company has inventory repurchase agreements with several banks to support certain distributors in their bank financing. The agreements provide that in the event one of the banks obtains title to the distributor's inventory through foreclosure, the Company would be required to repurchase the Company's own inventory up to i) $300,000 under one agreement and ii) C$305,000 ($213,000) under two other agreements of selected inventory previously sold by the Company to the distributor. The purchase price would be that price paid by the distributor to the Company for such inventory. The Company would have a right of first refusal in the event the bank received a bona fide written offer from a third party to purchase the foreclosed inventory.

13. RESTRUCTURING CHARGE

     During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing five facilities and transferring operations to other manufacturing facilities. This consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs. As a result of these actions, the Company recorded a restructuring charge of $3,280,000 in 1996. The restructuring charge included approximately $1,511,000 of recognized severance and termination benefits for approximately 400 employees and $1,769,000 of facility closure and consolidation costs.

     In the fourth quarter of 1997, the Company recorded a restructuring charge of $2,261,000 for a program related to workforce reductions and to complete the consolidation of United States consumables manufacturing operations. The Company performed an evaluation of the competitive conditions in the markets in which it

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

competes, looked at future costs in line with anticipated levels of business in 1998 and beyond, and determined that a restructuring charge was required to cover the costs of reducing certain sectors of its workforce to levels more appropriate to meet current business requirements. The major component of the restructuring charge relates to the Company's elimination of approximately 50 positions. As a result, a charge of $1,229,000 for severance costs and the buyout of certain employment contracts, was recorded. The Company also aggressively continued its plan to consolidate its United States consumables manufacturing operations during 1997. Modifications to the original consolidation plan and unanticipated costs have resulted in costs that were not originally charged. Management estimates that, consistent with the original 1996 consolidation plan, $1,032,000 of such additional costs will be incurred in the future.

     At December 31, 1997, $2,841,000 of restructuring charges remained in accrued liabilities. The balance was comprised of $1,881,000 for severance and termination benefits and contract buyout for approximately 200 officers and employees and $960,000 of facility closure and consolidation costs to be completed in 1998. A summary of the restructuring activity is presented below:

Balance at December 31, 1996................................  $ 3,280
  Consolidation of U.S. Manufacturing Operations:
     -- Severance and termination costs.....................   (1,336)
     -- Facility closure and consolidation costs............   (1,364)
     -- Additional provision to complete consolidation
      projects..............................................    1,032
  Severance related to workforce reduction..................    1,229
                                                              -------
Balance at December 31, 1997................................  $ 2,841
                                                              =======

     As an additional part of the U.S. manufacturing consolidation plan, management has authorized in the fourth quarter of 1997 a charge of $1,377,000 to cost of sales related to product lines being consolidated.

14. SUPPLEMENTAL CASH FLOW INFORMATION

OTHER CASH PAYMENTS AND RECEIPTS:

                                                           1997       1996      1995
                                                          -------    ------    ------
Cash paid for interest..................................  $12,795    $3,510    $3,551
Cash paid for income taxes..............................      772     2,495     1,651
Income tax refunds received.............................    3,129       224       474

CHANGES IN OPERATING WORKING CAPITAL ITEMS:

     Changes in operating working capital items, net of amounts obtained in the acquisitions of Trade, Bazaar and Reliable and from the consolidation of the Company's joint ventures, is as follows:

                                                         1997       1996       1995
                                                        -------    -------    -------
Trade receivables.....................................  $(1,177)   $(2,064)   $(3,960)
Inventories...........................................    6,353      1,706     (4,905)
Income taxes recoverable..............................    2,545     (2,545)       225
Prepaid expenses......................................      (99)        39       (133)
Trade payables........................................   (1,037)    (2,261)     1,268
Accrued liabilities...................................     (315)       853        (88)
Income taxes payable..................................      797       (542)       543
                                                        -------    -------    -------
          Total Changes in Operating Capital Items....  $ 7,067    $(4,814)   $(7,050)
                                                        =======    =======    =======

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

     During the years ended December 31, 1997, 1996 and 1995, the Company financed the acquisition of equipment totalling $0, $118,000 and $2,092,000, respectively, through the assumption of obligations under capital leases.

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

15. GEOGRAPHIC FINANCIAL INFORMATION

     The Company operates in one principal industry segment: the manufacturing and selling of supplies and equipment for bingo games and related fund raising activities. The Company's products are sold primarily to distributors for resale to others, which are primarily non-profit organizations.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Geographic financial information for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                       1997        1996        1995
                                                     --------    --------    --------
NET SALES:
  United States:
     Domestic Customers............................  $ 85,522    $ 68,548    $ 64,112
     Foreign Customers.............................       957         688       1,398
  Canada...........................................    38,621      41,400      43,110
  United Kingdom...................................        --          --       1,262
                                                     --------    --------    --------
          Total....................................  $125,100    $110,636    $109,882
                                                     ========    ========    ========
INCOME (LOSS) BEFORE INCOME TAXES:
  United States....................................  $(13,832)   $ (3,766)   $  2,952
  Canada...........................................    (1,950)       (392)      1,773
  United Kingdom...................................        --       2,145      (2,162)
                                                     --------    --------    --------
          Income (Loss) before Income Taxes........  $(15,782)   $ (2,013)   $  2,563
                                                     ========    ========    ========
ASSETS:
  United States....................................  $ 84,963    $101,930    $ 45,437
  Canada...........................................    49,605      49,990      48,912
  United Kingdom...................................        --          --       1,731
  Mexico...........................................     3,256       2,675       2,914
                                                     --------    --------    --------
          Total....................................  $137,824    $154,595    $ 98,994
                                                     ========    ========    ========
CAPITAL EXPENDITURES:
  United States....................................  $  3,459    $  2,072    $    706
  Canada...........................................     1,653         582         611
                                                     --------    --------    --------
          Total....................................  $  5,112    $  2,654    $  1,317
                                                     ========    ========    ========
DEPRECIATION AND AMORTIZATION:
  United States....................................  $  5,379    $  2,820    $  2,980
  Canada...........................................     2,064       1,551       1,405
  United Kingdom...................................        --         144         232
                                                     --------    --------    --------
          Total....................................  $  7,443    $  4,515    $  4,617
                                                     ========    ========    ========

     Information provided on the United States in 1996 reflects operations of Trade Products from November 13, 1996 to December 31, 1996. Geographic information on Mexico is included within amounts for the United States in all categories (except identifiable assets) as substantially all of the production of Stuart Entertainment Mexico is sold to customers in the United States as Stuart Entertainment Mexico is not licensed to sell to customers in Mexico.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996 (amounts in thousands, except per share amounts):

                                               FOURTH     THIRD    SECOND     FIRST
                                               QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                               -------   -------   -------   -------    -----
1997:(1)
  Net sales..................................  $30,230   $30,482   $31,719   $32,669   $125,100
  Gross margin...............................    7,932     9,022    11,144     9,768     37,866
  Loss before income tax benefit.............   (7,874)   (3,906)   (1,658)   (2,344)   (15,782)
  Loss before extraordinary item.............   (8,087)   (2,521)   (1,115)   (1,422)   (13,145)
  Net loss...................................   (8,295)   (2,521)   (1,115)   (1,422)   (13,353)
  Loss per share -- basic and diluted:
     Loss before extraordinary item..........  $ (1.17)  $ (0.37)  $ (0.16)  $ (0.21)  $  (1.91)
     Extraordinary item......................    (0.03)       --        --        --      (0.03)
                                               -------   -------   -------   -------   --------
  Loss per share.............................  $ (1.20)  $ (0.37)  $ (0.16)  $ (0.21)  $  (1.94)
                                               =======   =======   =======   =======   ========
1996:(2)
  Net sales..................................  $29,304   $27,149   $27,360   $26,823   $110,636
  Gross margin...............................    7,507     8,502     8,451     8,413     32,873
  Income (loss) before tax provision
     (benefit)...............................   (5,770)    1,033     1,088     1,636     (2,013)
  Income (loss) before extraordinary item....   (3,721)      631       874       918     (1,298)
  Net income (loss)..........................   (4,654)      631       874       918     (2,231)
  Earnings (loss) per share -- basic and
     diluted:
     Earnings (loss) before extraordinary
       item..................................  $ (0.53)  $  0.09   $  0.13   $  0.14   $  (0.19)
     Extraordinary item......................    (0.14)       --        --        --      (0.14)
                                               -------   -------   -------   -------   --------
     Earnings (loss) per share-..............  $ (0.67)  $  0.09   $  0.13   $  0.14   $  (0.33)
                                               =======   =======   =======   =======   ========

---------------

(1) Cost of goods sold in the first quarter of 1997 was unfavorably impacted by a charge of $1.5 million pertaining to the application of purchase accounting to the finished goods inventory of Trade Products. The 1997 fourth quarter results of operations was unfavorably impacted as a result of a restructuring charge of $2.3 million related to a workforce reduction and an additional charge to complete the consolidation of U.S. manufacturing operations; a $1.4 million charge to consolidate product lines; a $0.4 million charge to bring a long term patent infringement lawsuit to trial in 1998; and a $0.7 million bad debt expense attributable to regulatory actions in the state of Washington and the likely consolidation of distributors in certain markets.
(2) The 1996 fourth quarter results of operations were largely influenced by the $3.3 million restructuring charge related to the consolidation of manufacturing operations, the extraordinary loss of $933,000, net of income taxes, to write-off unamortized debt issuance costs and a charge of $1.1 million to cost of sales related to the application of purchase accounting to the finished goods of Trade.

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

17. EARNING PER SHARE

     The following table provides a reconciliation between basic and diluted earnings per share:

                                                      INCOME        SHARES      AMOUNT
                                                   ------------    ---------    ------
1997:
  Basic EPS
     Net Income..................................  $(13,353,000)   6,868,483    $(1.94)
     Effect of Dilutive Securities
     Stock Option and Warrants...................            --           --        --
                                                   ------------    ---------    ------
DILUTED EPS......................................  $(13,353,000)   6,868,483    $(1.94)
                                                   ============    =========    ======
1996:
  Basic EPS
     Net Income..................................  $ (2,231,000)   6,774,974    $(0.33)
     Effect of Dilutive Securities
     Stock Option and Warrants...................            --           --        --
                                                   ------------    ---------    ------
DILUTED EPS......................................  $ (2,231,000)   6,774,974    $(0.33)
                                                   ============    =========    ======
1995:
  Basic EPS
     Net Income..................................  $    786,000    6,654,058    $ 0.12
     Effect of Dilutive Securities
     Stock Option and Warrants...................            --       32,870        --
                                                   ------------    ---------    ------
DILUTED EPS......................................  $    786,000    6,686,928    $ 0.12
                                                   ============    =========    ======

                  STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                             NET
                                               BALANCE AT   CHARGED TO     CHANGES        NET     BALANCE
                                               BEGINNING    COSTS AND        FROM       CHARGE-   AT END
                                                OF YEAR      EXPENSES    ACQUISITIONS    OFFS*    OF YEAR
                                               ----------   ----------   ------------   -------   -------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for Doubtful Accounts:
     Accounts Receivable.....................    $2,230       $1,444         $ --        $(583)   $3,091
     Notes Receivable:
       Current Portion.......................        99          134           --           --       233
       Non-Current Portion...................       124           --           --           (9)      115
                                                 ------       ------         ----        -----    ------
                                                 $2,453       $1,578         $ --        $(592)   $3,439
                                                 ======       ======         ====        =====    ======
  Valuation Reserve for Non-Current Deferred
     Income Taxes............................    $  518       $1,260         $ --        $  --    $1,778
                                                 ======       ======         ====        =====    ======
YEAR ENDED DECEMBER 31, 1996:
  Allowance for Doubtful Accounts:
     Accounts Receivable.....................    $2,086       $   20         $800        $(676)   $2,230
     Notes Receivable:
       Current Portion.......................       199         (100)          --           --        99
       Non-Current Portion...................       124           --           --           --       124
                                                 ------       ------         ----        -----    ------
                                                 $2,409       $  (80)        $800        $(676)   $2,453
                                                 ======       ======         ====        =====    ======
  Valuation Reserve for Non-Current Deferred
     Income Taxes............................    $  758       $ (240)        $ --        $  --    $  518
                                                 ======       ======         ====        =====    ======
YEAR ENDED DECEMBER 31, 1995:
  Allowance for Doubtful Accounts:
     Accounts Receivable.....................    $1,598       $  643         $ --        $(155)   $2,086
     Notes Receivable:
       Current Portion.......................       199          199
       Non-Current Portion...................       423         (100)          --         (199)      124
                                                 ------       ------         ----        -----    ------
                                                 $2,220       $  543         $ --        $(354)   $2,409
                                                 ======       ======         ====        =====    ======
  Valuation Reserve for Non-Current Deferred
     Income Taxes............................    $  322       $  436         $ --        $  --    $  758
                                                 ======       ======         ====        =====    ======

---------------

* For the years ended December 31, 1997, 1996 and 1995, "Net Charge-Offs" consists of write-offs of trade and notes receivable, net of subsequent collections.

                                 EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have been filed previously and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         3.01            -- Amended and Restated Certificate of Incorporation.(1)
         3.02            -- Amended and Restated Bylaws of the Company.(2)
         4.01            -- Form of Common Stock Certificate.(3)
         4.02            -- Securityholders' Agreement, dated December 13, 1994,
                            between Leonard A. Stuart, Bingo Holdings, Inc. and the
                            Company.(2)
         4.03            -- Warrant to Purchase 300,000 Shares of Common Stock of the
                            Company dated November 13, 1996.(4)
         4.04            -- Indenture between the Company and Marine Midland Bank as
                            Trustee, dated as of November 13, 1996.(1)
        10.01            -- Incentive Stock Option Plan of the Company.(5)
        10.02            -- Non-Qualified Stock Option Plan of the Company.(6)
        10.03            -- Lease, dated August 14, 1986, between William E. Osband,
                            Jr. and the Company.(7)
        10.04            -- Lease, dated February 5, 1993, between Fraccionadora
                            Industrial De Norte, S.A. de C.V. and Stuart
                            Entertainment, S.A. de C.V.(8)
        10.05            -- 1992 Non-Qualified Stock Option Plan of Stuart
                            Entertainment, Inc.(8)
        10.06            -- 1992 Incentive Stock Option Plan of Stuart Entertainment,
                            Inc(8)
        10.07            -- Amended and Restated Performance Stock Option Plan of
                            Stuart Entertainment, Inc.(1)
        10.08            -- 1997 Employee Stock Purchase Plan.(9)
        10.09            -- Agency Agreement, dated March 14, 1993, between Gala
                            Leisure Limited, Mitre Printing Company, Bingo Press &
                            Specialty Limited and the Company.(10)
        10.10            -- Employment Agreement, dated June 1, 1994, between Albert
                            F. Barber and the Company.(2)
        10.11            -- Warrant Certificate, dated December 13, 1994, issued by the Company to Leonard A. Stuart.(2)
        10.12            -- Warrant Certificate, dated December 13, 1994, issued by the Company to Bingo Holdings, Inc.(2)
        10.13            -- Employment Agreement, dated November 13, 1996, by and
                            between the Company and Ronald G. Rudy.(4)
        10.14            -- Agreement dated April 4,1996 by and between Power Bingo
                            Corporation and the Company.(1)
        10.15            -- Management consulting agreement dated February 1, 1996 by and between the Company and Len Stuart & Associates,
                            Ltd.(1)
        10.16            -- Lease between the Company and Partnership Leasing
                            L.L.C.(1)
        10.17            -- Loan and Security Agreement, dated November 20, 1997, by and between the Company and Congress Financial
                            Corporation (Central).*
        10.18            -- Loan Agreement, dated November 20, 1997, by and between
                            Bingo Press & Specialty Limited and Congress Financial
                            Corporation (Canada).*

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
        10.19            -- Agreement dated December 13, 1997, by and between the
                            Company, Len Stuart, & Associates, Ltd. And Leonard A.
                            Stuart.*
        10.20            -- Letter Agreement dated December 5, 1995, between the
                            Company and Paul C. Tunink, as amended.*
        10.21            -- Consulting Agreement and Termination of Employment
                            Agreement dated November 12, 1997, between the Company
                            and Ronald G. Rudy.*
        10.22            -- Lease Agreement dated June 16, 1997 between SCI
                            Development Services, Incorporated and the Company.*
        11               -- Statement regarding Computation of Per Share Earnings.*
        21               -- Subsidiaries of the Registrant.*
        23               -- Consent of Deloitte & Touche LLP.*
        27.1             -- Financial Data Schedule.*
        27.2             -- Financial Data Schedule.*
        27.3             -- Financial Data Schedule.*

---------------

  *  Filed herewith.

 (1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-18779.

 (2) Incorporated by reference to the Company's Annual Report on form 10-K for the year ended December 31, 1994, File No. 0-10737.

 (3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-89962.

 (4) Incorporated by reference to the Company's Current Report on form 8-K dated November 13, 1996, File No. 0-10737.

 (5) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-73746

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985, File No. 0-10737.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-10737.

 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-10737.

 (9) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-30535.

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-10737.