Form 10-K/A
period 1997-12-31
STUART ENTERTAINMENT INC
filed 1998-04-03
CIK 355142

                                 UNITED STATES.
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                   Commission File No.
   December 31, 1997                                             0-10737

                           STUART ENTERTAINMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                         84-0402207
------------------------                          ----------------------
(State of Incorporation)                             (I.R.S. Employer
                                                  Identification Number)
3211 Nebraska Avenue
Council Bluffs, Iowa                                      51501
---------------------                                   ----------
(Address of principal                                   (Zip Code)
 executive offices)

Registrant's Telephone No., including Area Code: (712) 323-1488
Securities Registered pursuant to Section 12(b) of the Act:  None
Securities Registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                No
                      -----                   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 1998 was $5,275,397.

     The number of shares outstanding of the Registrant's $.01 par value common stock as of March 17, 1998 was 6,933,689.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 1998 are incorporated by reference into Part III.

                  ITEM 3.  LEGAL PROCEEDINGS

     In July 1995, the Company was sued by Fortunet, Inc. ("Fortunet") for patent infringement in the United States District Court for the District of Nevada. The suit consists of two counts. The first count concerns a device known as the Bingo Card Minder that was marketed by the Company and manufactured by Bingo Card Minder Corp., who is co-defendant for the first count. The Company no longer markets the Bingo Card Minder. The second count is against the Company and alleges that the System 12TM electronic bingo system manufactured by Video King infringes three patents owned by Fortunet. Fortunet has also alleged that the Company's Power Bingo King unit infringes one or more of the patents. The Company does not believe that System 12TM or Power Bingo King infringe any of Fortunet's patents in question. The Company is vigorously defending the suit.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  STUART ENTERTAINMENT, INC.
                                  (Registrant)

April 3, 1998                     By:  /s/  Paul C. Tunink
                                      ------------------------------------
                                      Paul C. Tunink
                                      Vice President-Finance, Treasurer and
                                      Chief Financial Officer