Form 10-Q
period 1998-03-31
STUART ENTERTAINMENT INC
filed 1998-05-15
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                         Commission File Number
         March 31, 1998                                         0-10737


                           Stuart Entertainment, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 84-0402207
          ----------------------                    ---------------------
         (State of incorporation)                      (I.R.S. Employer
                                                    Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                  51501
  -----------------------------------------                -------
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

                                                             Yes  [X]    No  [ ]


As of May 11, 1998 there were 6,991,650 shares of the Registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                      INDEX


                                                                                                 Page No.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three Months Ended March 31, 1998 and 1997  .................................................3

         Consolidated Balance Sheets as of March 31, 1998 and
           December 31, 1997    ........................................................................4

         Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1998 and 1997 ..................................................5

         Notes to Consolidated Financial Statements...................................................6-8

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................................9-12

PART II. OTHER INFORMATION:............................................................................13

         Signatures....................................................................................14

         Exhibit Index.................................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL INFORMATION




STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands, except per share data)
(UNAUDITED)

                                                           1998             1997
NET SALES                                               $   31,595       $   31,870

COST OF GOODS SOLD                                          20,919           22,512
                                                        ----------       ----------

GROSS MARGIN                                                10,676            9,358

OTHER EXPENSES:
  Selling, general and administrative expenses               8,955            8,592
  Interest expense, net                                      3,152            3,110
                                                        ----------       ----------
    Other expenses, net                                     12,107           11,702
                                                        ----------       ----------

LOSS BEFORE INCOME TAXES                                    (1,431)          (2,344)

INCOME TAX PROVISION (BENEFIT)                                 173             (922)
                                                        ----------       ----------

NET LOSS                                                $   (1,604)      $   (1,422)
                                                        ==========       ==========

LOSS PER SHARE - basic and diluted                      $    (0.23)      $    (0.21)
                                                        ==========       ==========



Note: No dividends were paid or declared during the three months ended March 31, 1998 and 1997.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND DECEMBER 31, 1997
(Dollars in thousands)

----------------------------------------------------------------------------------------------------------
                                                                            MARCH 31,         DECEMBER 31,
ASSETS                                                                        1998               1997
                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                $     8,123       $     7,099
  Trade receivables, net of allowance for doubtful accounts of $3,220
    and $3,091                                                                  26,441            23,085
  Current portion of notes receivable, less allowance for doubtful
     accounts of $234 and $233                                                   2,388             2,269
  Inventories                                                                   21,591            20,929
  Deferred income taxes                                                          3,008             3,008
  Prepaid expenses and other current assets                                      1,581             1,111
                                                                           -----------       -----------
           Total Current Assets                                                 63,132            57,501

PROPERTY, PLANT AND EQUIPMENT, net                                              26,200            26,471
GOODWILL, net of accumulated amortization of $3,639 and $3,244                  45,868            45,655
OTHER ASSETS, net                                                                8,334             8,197
                                                                           -----------       -----------

                                                                           $   143,534       $   137,824
                                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $       121       $        89
  Trade payables                                                                13,000            10,929
  Accrued payroll and benefits                                                   2,562             2,087
  Other accrued liabilities                                                      8,990             3,180
  Restructuring charge reserve                                                   1,989             2,841
  Income taxes payable                                                             977               797
                                                                           -----------       -----------
           Total Current Liabilities                                            27,639            19,923

LONG-TERM DEBT                                                                 100,618           100,665
DEFERRED INCOME TAXES                                                              727               721
DEFERRED INCOME                                                                    226               143
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value;  30,000,000 shares authorized;
    6,927,488 and 6,920,140 shares outstanding                                      70                70
  Additional paid-in capital                                                    27,756            27,732
  Deficit                                                                      (11,663)          (10,059)
  Treasury stock (56,260 shares at cost)                                          (189)             (189)
  Accumulated other comprehensive income                                        (1,650)           (1,182)
                                                                           -----------       -----------
           Total Stockholders' Equity                                           14,324            16,372
                                                                           -----------       -----------

                                                                           $   143,534       $   137,824
                                                                           ===========       ===========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(Dollars in thousands)
(UNAUDITED)


--------------------------------------------------------------------------------------------------------
                                                                                  1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(1,604)      $ (1,422)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization                                                 1,896          1,634
    Provision for doubtful accounts                                                 202             --
    Equity in earnings of joint ventures                                             (8)            (4)
    Payments on restructuring charge                                               (852)          (504)
    Other non-cash expenses - net                                                (1,115)           435
    Change in operating assets and liabilities:
      Trade receivables                                                          (3,815)        (1,178)
      Inventories                                                                  (186)         2,780
      Trade payables                                                              1,954           (761)
      Other - net                                                                 5,992          1,680
                                                                                -------       --------
           Net cash flows from operating activities                               2,464          2,660

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment                         (1,069)        (1,000)
  Acquisitions, net of cash acquired                                               (480)            --
  Capital expenditures for electronic bingo systems                                (312)            --
  Other                                                                             (38)           (83)
  Payments received on notes receivable                                             542            406
                                                                                -------       --------
           Net cash flows from investing activities                              (1,357)          (677)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cost of debt financing                                                            (41)          (152)
  Payments on long-term debt                                                        (15)           (38)
                                                                                -------       --------
           Net cash flows from financing activities                                 (56)          (190)

  Effect of currency exchange rate changes on cash of foreign subsidiaries          (27)            27
                                                                                -------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,024          1,820
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  7,099         13,732
                                                                                -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 8,123       $ 15,552
                                                                                =======       ========

SUPPLEMENTAL CASHFLOW DISCLOSURES:
  Interest paid                                                                 $    19       $     60
  Income taxes paid                                                             $    --       $    132


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

1. NATURE OF BUSINESS - Stuart Entertainment, Inc. and its wholly-owned subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products throughout the United States and Canada. Products include disposable bingo paper, pulltab tickets, ink dabbers, bingo hall equipment, electronic bingo systems, general merchandise and accessories.

2. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of Stuart Entertainment, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

      In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

      Certain reclassifications have been made to the 1997 financial statements to conform to those classifications used in 1998.

3. EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standard Board No. 128, Earning Per Share ("SFAS 128"). Basic earnings (loss) per share is computed based upon net income (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed based upon net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

4. REPORTING COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130") in the first quarter of 1998. This statement requires the reporting of comprehensive income in addition to net income from operations in annual statements of operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive loss for the three months ended March 31, 1998 and 1997 were $2,072,000 and $1,760,000, respectively.

5. INVENTORIES - Inventories consisted of the following:

                                                     MARCH 31,   DECEMBER 31,
                                                       1998         1997
        Raw materials                                $ 6,249      $ 5,159
        Work-in-process                                1,654        2,038
        Finished goods                                13,688       13,732
                                                     -------      -------

                                                     $21,591      $20,929
                                                     =======      =======


6. RESTRUCTURING CHARGE - During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing five facilities and transferring operations to other manufacturing facilities. The consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs. The restructuring charge included approximately $1,511,000 of recognized severance and termination benefits for approximately 400 employees and $1,769,000 of facility closure and consolidation costs.

      In the fourth quarter of 1997, the company recorded a restructuring charge of $2,261,000 for a program related to workforce reductions and to complete the consolidation of United States consumables manufacturing operations. The Company evaluated competitive market conditions in its markets, reviewed future costs in line with anticipated levels of business in 1998 and beyond, and determined that a restructuring charge was required to cover the costs of reducing certain sectors of its workforce to levels more appropriate to meet current business requirements, thereby eliminating approximately 50 positions. As result, a charge of $1,229,000 for severance costs and the buyout of certain employment contracts was recorded. The Company also aggressively continued its plan to consolidate its United States consumables manufacturing operations during 1997. Certain modifications to the original consolidations plan and unanticipated costs resulted in costs that were not originally charged. Management estimated that $1,032,000 of such additional costs will be incurred in the future and accordingly recorded an additional charge in 1997.

      At March 31, 1998, $1,989,000 of restructuring charges remained in accrued liabilities. The balance was comprised of $1,301,000 for severance, termination benefits and contract buyout and $688,000 of facility closure and consolidation costs to be completed in 1998. A summary of the restructuring activity is presented below:


        Balance at December 31, 1997                           $ 2,841

          Consolidation of U.S. Manufacturing Operations:
             - Severance and termination costs                    (580)
             - Facility closure and consolidation costs           (272)
                                                               -------

        Balance at March 31, 1998                              $ 1,989
                                                               =======




7. LONG-TERM DEBT - In November 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the Notes). Interest on the Notes are payable semi-annually on each May 15 and November 15.

      In November 1997, the Company entered into a credit facility which consists of two loan and security agreements, one between the Company and Congress Financial Corporation (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company (the "Canadian Borrower") and Congress Financial Corporation (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility.

      The Company, and the Canadian Borrower (sometimes referred to collectively herein as the "Borrowers") are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Borrowers, respectively. At March 31, 1998 and December 31, 1997, $26.4 and $27.7 million, respectively, was available for borrowing under the Credit Facility. At March 31, 1998 and December 31, 1997, the Company had not yet drawn any amounts under the Credit Facility.
      The Company was not in violation of any covenants at March 31, 1998.

      Long-term debt consisted of the following:


                                         MARCH 31,   DECEMBER 31,
                                           1998         1997

      Senior Subordinated Notes          $100,000      $100,000
      Notes payable to others                 739           754
                                         --------      --------
                                          100,739       100,754
      Less current portion                    121            89
                                         --------      --------

                                         $100,618      $100,665
                                         ========      ========

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1998 and 1997

Net Sales - Net sales were $31.6 million for the three months ended March 31, 1998, a decrease of $0.3 million or 0.9% from $31.9 million for the three months ended March 31, 1997. The sales decrease is attributable to lower sales volumes in the United States offset in part by increased sales in Canada. Domestically, lower sales were experienced primarily in bingo paper and pulltab tickets. However, the decrease was offset in part by sales generated from the Power Bingo King(TM) hand-held electronic bingo systems. In Canada, a substantial increase in pulltab ticket sales was offset in part by a decrease in bingo paper.

The Company expects weakness in consumable sales to continue in 1998 in the United States due to the growth of electronics combined with continuing competitive pressures from other sources of gaming and entertainment. At the same time, the Company expects sales from its hand-held electronic bingo systems to continue to increase, which the Company expects will partially offset the decline in consumable products. Management expects pulltab ticket sales to continue to increase modestly in Canada as a result of being awarded a five year contract from the Ontario Gaming Commission to be the sole supplier of pulltab tickets to all charity licensed retail locations in the Province of Ontario.

Beginning in the second half of 1998, the Company may also benefit from new products, such as a new line of ink dabbers and its Gold Crown video enhanced pulltab ticket dispenser. The Gold Crown machine is a self-contained pulltab dispenser with real pulltab tickets and on-screen, interactive play. The Company believes this machine is an innovative combination of a traditional ticket dispenser and a video machine. The Company is licensed to manufacture and sell the dispenser only in the state of Washington, a major market for pulltab ticket sales.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 66.2% for the three months ended March 31, 1998 compared to 70.6% for the three months ended March 31, 1997. Excluding the application of a $1.5 million purchase accounting adjustment recorded in the first quarter of 1997 to the finished goods inventory of Trade Products, cost of goods sold, as a percentage of sales, was 66.1% for the three months ended March 31, 1997.

In Canada, the Company experienced an increase in the cost of goods sold, as a percentage of sales, in the first quarter of 1998 compared to the first quarter of 1997 due primarily to two factors i) higher manufacturing labor costs, and
ii) an increase in demand for higher cost products. Domestically, the Company experienced lower cost of goods sold primarily due to lower pulltab production costs resulting from the consolidation of its manufacturing operations completed in the second quarter of 1997 (the "Consolidation") and the impact of the acquisition of substantially all of the assets of Power Bingo Corp. ("Power Bingo") in July 1997. These decreases were partly offset by higher paper and ink production variances attributable to the consolidation of these operations at the Texas border facilities.

The Company expects that U.S. pulltab production costs will decline throughout 1998 compared to 1997 as the Company more fully realizes the benefits of the Consolidation. However, bingo paper and ink dabber production inefficiencies are expected to unfavorably impact the second and third quarters of 1998 as a result of the consolidation and start up of these operations at the Texas border facilities. Bingo paper and ink dabber production costs are expected to decline in the future in conjunction with completion of this consolidation.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $9.0 million for the three months ended March 31, 1998 compared to $8.6 million for the three months ended March 31, 1997, an increase of $0.4 million or 4.2%. Selling, general and administrative expense, as a percentage of sales, was 28.3% for the three months ended March 31, 1998 compared to 27.0% for the period ended March 31, 1997. The increase is primarily attributable to the impact of i) increased expenses involved due to the acquisition of Power Bingo, ii) the acquisition of distributor and marketing companies in Canada, and iii) the development of the Gold Crown video enhanced pulltab ticket dispenser. These increases were partially offset with the benefits realized by the workforce reduction program the Company announced in the fourth quarter of 1997.

Interest Expense, Net - Interest expense, net was $3.2 million for the three months ended March 31, 1998 compared to $3.1 million for the three months ended March 31, 1997, an increase of $0.1 million. Interest expense is primarily attributable to the Notes.

Income Tax Provision (Benefit) - The Company recorded an income tax provision of $173,000 pertaining to income generated in Canada for the three months ended March 31, 1998 compared to an income tax benefit reported on a consolidated basis of $922,000 for the three months ended March 31, 1997. The effective tax rate was 12.1% for the three months ended March 31, 1998 compared to (39.3%) for the three months ended March 31, 1997. The increase in the effective tax rate is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at March 31, 1998, including the current portion thereof, totaled $100.7 million compared to $100.8 million at December 31, 1997 (see Note 7 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first three months ended March 31, 1998 totaled $15,000 compared to $38,000 for the three months ended March 31, 1997.

In November 1997, the Company entered into the Credit Facility which provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. At March 31, 1998 and December 31, 1997, the Company had not yet drawn any amounts under the Credit Facility and $26.4 and $27.7 million, respectively, was available for borrowing based on its borrowing base certificates (see Note 7 to the Consolidated Statements).

The Company's capital expenditures for property, plant and equipment were $1.1 million during the first quarter of 1998 compared with $1.0 million the first quarter of 1997. Historically, the Company's capital expenditure program has focused on the purchase of equipment designed to increase production capacity and improve manufacturing efficiencies. Beginning in 1996, and continuing into 1997 and 1998, however, a greater portion of the Company's capital expenditures were allocated to the upgrading and development of management information systems and communication systems. During 1998, the Company's capital expenditure program will focus on i) the upgrading and development of management information systems, ii) the purchase of equipment designed to improve manufacturing efficiency and iii) the consolidation of United States manufacturing operations.

Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems placed in the market on a lease or revenue sharing basis. The Company's capital expenditures for electronic bingo systems were $312,000 in the first quarter of 1998 compared to no capital expenditures in the first quarter of 1997, due to the acquisition of Power Bingo in July 1997.

The Company believes that with its current operating plan, cash flow from operations, excess cash on hand and the Credit Facility, it will have sufficient cash to meet its financial obligations including interest on the Notes, operating expenses, capital expenditures, expenses related to consolidation of operations and working capital requirements. In addition, with the acquisition of Power Bingo, the Company expects the electronics portion of its business to generate additional cash flow.

The Company's business plan includes pursuing selective business acquisitions and strategic alliances. The Company will continue to evaluate additional opportunities and, as attractive opportunities develop, the Company will consider additional acquisitions. The Company expects to meet additional capital needs with the proceeds from sales or issuance of equity securities, the Credit Facility and other borrowings. There can be no assurance, however, that the Company will be successful in raising sufficient additional capital on terms acceptable to the Company, if at all. In addition, the Company's ability to raise additional funds through the issuance of equity securities could be adversely effected if the Company's common stock is delisted from the Nasdaq SmallCap Market. Moreover, the Company is restricted in its ability to incur additional indebtedness pursuant to the terms of the Indenture. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion, which could have a material adverse effect on the future growth of the Company.

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

                           STUART ENTERTAINMENT, INC.



Date: May 15, 1998         /s/ Timothy R. Stuart
                           ------------------------------------
                           Timothy R. Stuart
                           President and Chief Operating Officer



Date: May 15, 1998         /s/ Paul C. Tunink
                           ------------------------------------
                           Paul C. Tunink
                           Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.               Description
-----------               -----------

 11                       Statements Regarding Computation
                          of Per Share Earnings


 27                       Financial Data Schedule