Form 10-Q
period 1998-06-30
STUART ENTERTAINMENT INC
filed 1998-08-14
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                    Commission File Number
         June 30, 1998                             0-10737


                           Stuart Entertainment, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    84-0402207
     --------------------------                   --------------------------
      (State of incorporation)                         (I.R.S. Employer
                                                    Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                    51501
 ------------------------------------------               ------------
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

                                                         Yes [X]  No [ ]

As of August 3, 1998 there were 6,938,627 shares of the Registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 1998 and 1997 ...............................3

         Consolidated Balance Sheets as of June 30, 1998 and
           December 31, 1997    ............................................................4

         Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1997 .........................................5

         Notes to Consolidated Financial Statements.........................................6-8

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................................9-13

PART II. OTHER INFORMATION:.................................................................14

         Signatures.........................................................................15

         Exhibit Index......................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.           FINANCIAL INFORMATION

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Dollars in thousands, except per share data)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three Months Ended              Six Months Ended
                                                              June 30,                      June 30,
                                                     ------------------------        ------------------------
                                                       1998            1997            1998            1997
                                                     --------        --------        --------        --------
NET SALES                                            $ 29,717        $ 30,884        $ 61,312        $ 62,754

COST OF GOODS SOLD                                     20,408          20,132          41,327          42,644
                                                     --------        --------        --------        --------

GROSS MARGIN                                            9,309          10,752          19,985          20,110

OTHER EXPENSES:
  Selling, general and administrative expenses          8,942           9,312          17,897          17,904
  Interest expense, net                                 3,146           3,098           6,298           6,208
                                                     --------        --------        --------        --------
    Other expenses, net                                12,088          12,410          24,195          24,112
                                                     --------        --------        --------        --------

LOSS BEFORE INCOME TAXES                               (2,779)         (1,658)         (4,210)         (4,002)

INCOME TAX PROVISION (BENEFIT)                            (55)           (543)            118          (1,465)
                                                     --------        --------        --------        --------

NET LOSS                                             $ (2,724)       $ (1,115)       $ (4,328)       $ (2,537)
                                                     ========        ========        ========        ========

LOSS PER SHARE                                       $  (0.39)       $  (0.16)       $  (0.62)       $  (0.37)
                                                     ========        ========        ========        ========

Note: No dividends were paid or declared during the six months ended June 30, 1998 and 1997.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                            JUNE 30,     DECEMBER 31,
ASSETS                                                                       1998           1997
                                                                          (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                                $  4,383      $  7,099
  Trade receivables, net of allowance for doubtful accounts of $3,360
    and $3,091                                                               24,184        23,085
  Current portion of notes receivable, less allowance for doubtful
     accounts of $144 and $233                                                2,423         2,269
  Inventories                                                                22,824        20,929
  Deferred income taxes                                                       3,008         3,008
  Prepaid expenses and other current assets                                   1,612         1,111
                                                                           --------      --------
           Total Current Assets                                              58,434        57,501

PROPERTY, PLANT AND EQUIPMENT, net                                           27,120        26,471
GOODWILL, net of accumulated amortization of $3,952 and $3,244               44,765        45,655
OTHER ASSETS, net                                                             8,572         8,197
                                                                           --------      --------

                                                                           $138,891      $137,824
                                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $    120      $     89
  Trade payables                                                             12,144        10,929
  Accrued payroll and benefits                                                2,513         2,087
  Other accrued liabilities                                                   4,826         3,180
  Restructuring charge reserve                                                1,083         2,841
  Income taxes payable                                                          606           797
                                                                           --------      --------
           Total Current Liabilities                                         21,292        19,923

LONG-TERM DEBT                                                              106,083       100,665
DEFERRED INCOME TAXES                                                           703           721
DEFERRED INCOME                                                                 129           143
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock $.01 par value;  30,000,000 shares authorized;
     6,935,390 and 6,920,140 shares outstanding                                  70            70
  Additional paid-in capital                                                 27,756        27,732
  Retained Deficit                                                          (14,387)      (10,059)
  Treasury stock (56,260 shares at cost)                                       (189)         (189)
  Accumulated other comprehensive income                                     (2,566)       (1,182)
                                                                          ---------     ---------
           Total Stockholders' Equity                                        10,684        16,372
                                                                          ---------     ---------

                                                                          $ 138,891     $ 137,824
                                                                          =========     =========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(Dollars in thousands)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                   1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (4,328)      $ (2,537)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization                                                  3,850          3,285
    Provision for doubtful accounts                                                  496            156
    Payments on restructuring charge                                              (1,758)        (1,153)
    Other non-cash expenses - net                                                   (635)           981
    Change in operating assets and liabilities:
      Trade receivables                                                           (2,280)          (877)
      Inventories                                                                 (1,533)         2,607
      Trade payables                                                               1,097         (1,678)
      Other - net                                                                  1,376         (1,464)
                                                                                --------       --------
           Net cash flows from operating activities                               (3,715)          (680)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant and equipment                          (3,275)        (2,358)
  Capital expenditures for electronic bingo systems                               (1,290)            --
  Acquisitions, net of cash acquired                                                (581)            --
  Payments received on notes receivable                                              893            855
  Other                                                                              (38)            92
                                                                                --------       --------
           Net cash flows from investing activities                               (4,291)        (1,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under credit facility                                   5,500             --
  Cost of debt financing                                                            (207)          (411)
  Payments on long-term debt                                                         (50)          (145)
                                                                                --------       --------
           Net cash flows from financing activities                                5,243           (556)

  Effect of currency exchange rate changes on cash of foreign subsidiaries            47             22
                                                                                --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (2,716)        (2,625)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   7,099         13,732
                                                                                --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  4,383       $(11,107)
                                                                                ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Interest paid                                                                 $  6,288       $  6,436
  Income taxes paid                                                             $    476       $    262

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1. NATURE OF BUSINESS - Stuart Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company") are primarily engaged in the manufacture and distribution of a full line of bingo and bingo-related products throughout the United States and Canada. Products include disposable bingo paper, pulltab tickets, ink dabbers, bingo hall equipment, electronic bingo systems, general merchandise and accessories.

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

      In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

      Certain reclassifications have been made to the 1997 financial statements to conform to those classifications used in 1998.

3. EARNINGS PER SHARE - Earnings per share is calculated based on Statement of Financial Accounting Standard Board No. 128, Earning Per Share ("SFAS 128"). Basic earnings (loss) per share is computed based upon net income
      (loss) divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed based upon net income (loss) divided by the weighted average number of shares of the Company's common stock, $.01 par value (the "Common Stock"), outstanding during the period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

4. REPORTING COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130") in the first quarter of 1998. This statement requires the reporting of comprehensive income in addition to net income from operations in annual statements of operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive loss for the six months ended June 30, 1998 and 1997 were $5,712,000 and $2,729,000, respectively.

5.    INVENTORIES - Inventories consisted of the following:

                          JUNE 30,     DECEMBER 31,
                           1998          1997
                        (UNAUDITED)
     Raw materials        $ 6,619      $ 5,159
     Work-in-process        1,826        2,038
     Finished goods        14,379       13,732
                          -------      -------

                          $22,824      $20,929
                          =======      =======

3. RESTRUCTURING CHARGE - During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing five facilities and transferring operations to other manufacturing facilities. The consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs. The restructuring charge included approximately $1,511,000 of recognized severance and termination benefits for approximately 400 employees and $1,769,000 of facility closure and consolidation costs.

      In the fourth quarter of 1997, the Company recorded a restructuring charge of $2,261,000 for a program related to workforce reductions and to complete the consolidation of United States consumables manufacturing operations. The Company evaluated competitive market conditions in its markets, reviewed future costs in line with anticipated levels of business in 1998 and beyond, and determined that a restructuring charge was required to cover the costs of reducing certain sectors of its workforce to levels more appropriate to meet current business requirements, thereby eliminating approximately 50 positions. As result, a charge of $1,229,000 for severance costs and the buyout of certain employment contracts was recorded. The Company also aggressively continued its plan to consolidate its United States consumables manufacturing operations during 1997. Certain modifications to the original consolidations plan and unanticipated costs resulted in costs that were not originally charged. Management estimated that $1,032,000 of such additional costs would be incurred in the future and accordingly recorded an additional charge in 1997.

      At June 30, 1998, $1,083,000 of restructuring charges remained in accrued liabilities. The balance was comprised of $816,000 for severance, termination benefits and contract buyout and $267,000 of facility closure and consolidation costs to be completed in 1998. A summary of the restructuring activity is presented below:


      Balance at December 31, 1997                         $ 2,841

      Consolidation of U.S. Manufacturing Operations:
       - Severance and termination costs                    (1,065)
       - Facility closure and consolidation costs             (693)
                                                           -------

      Balance at June 30, 1998                             $ 1,083
                                                           =======

3. LONG-TERM DEBT - In November 1996, the Company completed a private placement in reliance on Rule 144A of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the Notes). Interest on the Notes is payable semi-annually on each May 15 and November 15.

      In November 1997, the Company entered into a credit facility which consists of two loan and security agreements, one between the Company and Congress Financial Corporation(Central) (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company (the "Canadian Borrower") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility.

      The Company, and the Canadian Borrower are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At June 30, 1998 and December 31, 1997, $20.2 and $27.7 million, respectively, was available for borrowing under the Credit Facility. At June 30, 1998 the Company had borrowed $5.5 million while at December 31, 1997 the Company had not drawn any amounts under the Credit Facility. The Company was not in violation of any covenants at June 30, 1998.

      Long-term debt consisted of the following:

                                             JUNE 30,     DECEMBER 31,
                                              1998          1997
                                           (UNAUDITED)
      Senior Subordinated Notes             $100,000      $100,000
      Borrowings under Credit Facility         5,500            --
      Notes payable to others                    703           754
                                            --------      --------
                                             106,203       100,754
      Less current portion                       120            89
                                            --------      --------

                                            $106,083      $100,665
                                            ========      ========

8. DELISTING FROM NASDAQ SMALLCAP MARKET - Effective July 28, 1998, the Company's Common Stock was delisted from the Nasdaq SmallCap Market due to the Company's failure to satisfy the continued listing requirements of the Nasdaq SmallCap Market. Bid quotations for the Common Stock can be obtained from and the Common Stock is traded on NASD's OTC electronic bulletin board.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1998 and 1997

Net Sales - Net sales were $29.7 million for the three months ending June 30, 1998, a decrease of $1.2 million or 3.8% from $30.9 million for the three months ended June 30, 1997. The sales decrease is primarily attributable to lower sales volumes in the Canadian market as well as in United States markets. Domestically, lower sales were experienced primarily in bingo paper, ink dabbers and bingo hall equipment. These decreases were substantially offset by sales generated from the Power Bingo King(TM) hand-held electronic bingo systems. In Canada, lower sales were experienced primarily in bingo paper and pulltab tickets. The pulltab ticket market was adversely influenced by an increase in governments takeout, thereby reducing the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $0.4 million in the second quarter of 1998 compared to 1997.


Cost of Goods Sold - Cost of goods sold as a percentage of sales was 68.7% for the three months ended June 30, 1998 compared to 65.2% for the three months ended June 30, 1997.

Domestically, the Company experienced higher cost of goods sold primarily attributable to manufacturing inefficiencies and higher freight costs relating to the consolidation of manufacturing operations at the Texas border facilities. These increases were partially offset by lower pulltab production costs resulting from the consolidation of its manufacturing operations completed in the second quarter of 1997 (the "Consolidation") and the impact of the acquisition of substantially all of the assets of Power Bingo Corp. ("Power Bingo") in July 1997. In Canada, the Company experienced an increase in cost of goods sold as a percentage of sales in the second quarter of 1998 compared to the second quarter of 1997 due primarily to higher manufacturing labor costs and an increase in the demand for higher cost products.

U.S. pulltab production costs are expected to continue to decline throughout 1998 compared to 1997 as the Company more fully realizes the benefits of the Consolidation. However, bingo paper production inefficiencies are expected to unfavorably impact the third and possibly the fourth quarters of 1998 as a result of the continuing consolidation and start up of this operation at the Texas border facilities.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $8.9 million for the three months ended June 30, 1998 compared to $9.3 million for the three months ended June 30, 1997, a decrease of $0.4 million or 4.0%. Selling, general and administrative expense, as a percentage of sales, was 30.1% for the three months ended June 30, 1998 compared to 30.2% for the three months ended June 30, 1997. This reflects the impact of previously announced cost reduction programs.

Income Tax Provision (Benefit) - The income tax benefit was $55,000 for the three months ended June 30, 1998 compared to $543,000 for the three months ended June 30, 1997. The lower income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States within the net operating loss carryforward periods.

Comparison of Six Months Ended June 30, 1998 and 1997

Net Sales - Net sales were $61.3 million for the six months ended June 30, 1998, a decrease of $1.5 million or 2.3% from the $62.8 million for the six months ended June 30, 1997. The sales decrease is attributable to lower sales volumes in the United States. Domestically, the Company experienced lower sales primarily in bingo paper, pulltab tickets and to a lesser extent in ink dabbers and bingo hall equipment. These decreases were offset in part by sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems that are continuing at a high pace. In Canada, the Company experienced lower sales year-to-date in bingo paper that was offset by an increase in pulltab ticket sales occurring in the first quarter of 1998. Sales on a consolidated basis denominated in U.S. dollars were negatively impacted by $1.0 million due to the weakening Canadian dollar.

The Company expects that consumable sales during the remainder of 1998 will be flat or trend downward due in part to the growth of electronics' competitive pressures. However, management believes that opportunities exist in certain jurisdictions where bingo paper is used in conjunction with electronic bingo systems, as well as in select overseas markets. Concurrently, the Company expects sales from its hand-held electronic bingo systems will continue to increase, which the Company expects will partially offset the decline in consumable products.

Beginning in the second half of 1998, the Company may also benefit from new products, such as a new line of ink dabbers and its Gold Crown video enhanced pulltab ticket dispenser. The Company is licensed to manufacture and sell the dispenser in the state of Washington, a major market for pulltab ticket sales. The

Company expects to realize benefits thereafter from the deployment of several new electronics products in the spring of 1999.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 67.4% for the six months ended June 30, 1998 compared to 68.0% for the six months ended June 30, 1997. Excluding the application of a $1.5 million purchase accounting adjustment in the first quarter of 1997 pertaining to the finished goods inventory of Trade Products, cost of goods sold, as a percentage of sales was
65.6 % for the six months ended June 30, 1997.

The Company experienced a slight increase in cost of goods sold in the United States which is primarily attributable to manufacturing inefficiencies relating to the consolidation of manufacturing operations at the Texas border facilities and to a lesser extent to the increased demand for higher cost products. These increases were partially offset by lower pulltab production costs compared to last year arising from the consolidation of its manufacturing operations completed in the second quarter of 1997 and to the impact of the acquisition of substantially all of the assets of Power Bingo in July 1997. In Canada, the Company experienced higher product costs, as a percentage of sales, year-to-date 1998 compared to year-to-date 1997 primarily due to higher manufacturing labor costs and to the sale of higher cost products.

The Company expects U.S. pulltab production costs to continue to decrease throughout 1998 as the Company continues to experience the benefits of the pulltab production consolidation. Management expects bingo paper production inefficiencies will continue to be unfavorable in the third and possibly the fourth quarters of 1998 as a result of the consolidation and start up of this operation at the Texas border facilities. However, management remains confident the consolidation will provide favorable future benefits for the Company as it focuses on being the low-cost, high-quality producer of bingo consumables.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $17.9 million for both the six months ended June 30, 1998 and June 30, 1997.

Income Tax Provision (Benefit) - The Company recorded an income tax provision of $118,000 pertaining to income generated in Canada for the six months ended June 30, 1998 compared to an income tax benefit reported on a consolidated basis of $1,465,000 for the six months ended June 30, 1997. The lower income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependant on many factors, including the Company's ability to generate taxable income in the United States within the net operating loss carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at June 30, 1998, including the current portion thereof, totaled $106.2 million compared to $100.8 million at December 31, 1997 (see Note 7 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first six months ended June 30, 1998 totaled $50,000 compared to $145,000 for the six months ended June 30, 1997.

In November 1997, the Company entered into the Credit Facility that provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. At June 30, 1998, the Company had borrowed $5.5 million while at December 31,1997 the Company had not yet drawn any amounts under the Credit Facility. At June 30, 1998 and December 31, 1997, $20.2 and $27.7 million, respectively, was available for borrowing based on its borrowing base certificates (see Note 7 to the Consolidated Statements).

The Company's capital expenditures for property, plant and equipment were $3.3 million during the first half of 1998 compared with $2.4 million during the first half of 1997. In 1997, a substantial portion of the Company's capital expenditures were allocated to the upgrading and development of management information systems and communication systems. During 1998, the Company's capital expenditure program will focus on i) the upgrading and development of management information systems, and ii) the purchase of equipment designed to improve manufacturing efficiency.

Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems placed in the market on a lease or revenue sharing basis. The Company's capital expenditures for electronic bingo systems were $1.3 million in the first half of 1998 compared to no capital expenditures in the first half of 1997, due to the acquisition of Power Bingo in July 1997.

Cash flow from operations is not currently sufficient to cover the cash flow requirements of the Company. However, the Company believes that with its current operating plan, excess cash on hand, and availability under the Credit Facility, it will have sufficient cash to meet its financial obligations.

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

                           STUART ENTERTAINMENT, INC.



Date: August 14, 1998     /s/ Timothy R. Stuart
                          --------------------------------------
                          Timothy R. Stuart
                          President and Chief Operating Officer



Date: August 14, 1998     /s/ Paul C. Tunink
                          --------------------------------------
                          Paul C. Tunink
                          Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.


Exhibit No.             Description
-----------             -----------
 11              Statements Regarding Computation
                 of Per Share Earnings


 27              Financial Data Schedule