Form 10-Q
period 1998-09-30
STUART ENTERTAINMENT INC
filed 1998-11-16
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended                      Commission File Number
          September 30, 1998                                0-10737


                           Stuart Entertainment, Inc.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 84-0402207
        --------------------------                --------------------------
         (State of incorporation)                      (I.R.S. Employer
                                                    Identification Number)

  3211 Nebraska Avenue, Council Bluffs, IA                 51501
---------------------------------------------            ---------
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

                                                                 Yes [X]  No [ ]


As of October 30, 1998 there were 6,942,914 shares of the Registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                        Page No.
                                                                                        --------
PART I.  FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1998 and 1997 ..........................3

         Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997 ................................................................4

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997 ....................................5

         Notes to Consolidated Financial Statements........................................6-8

  Item 2:

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................9-13

PART II. OTHER INFORMATION:.................................................................14

         Signatures.........................................................................15

         Exhibit Index......................................................................16

                         PART I. FINANCIAL INFORMATION


Item 1.  FINANCIAL INFORMATION

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Amounts in thousands, except per share data)
(UNAUDITED)
-------------------------------------------------------------------------------


                                                                       Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                -----------------------------     -----------------------------
                                                                     1998            1997             1998             1997

NET SALES                                                       $     28,926     $     29,553     $     90,238     $     92,307

COST OF GOODS SOLD                                                    20,510           20,911           61,837           63,555
                                                                ------------     ------------     ------------     ------------

GROSS MARGIN                                                           8,416            8,642           28,401           28,752

OTHER EXPENSES
 Selling, general and administrative expenses                          8,993            9,360           26,890           27,264
 Interest expense, net                                                 3,492            3,188            9,790            9,396
                                                                ------------     ------------     ------------     ------------
  Other expenses, net                                                 12,485           12,548           36,680           36,660
                                                                ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                                              (4,069)          (3,906)          (8,279)          (7,908)

INCOME TAX BENEFIT                                                      (264)          (1,385)            (146)          (2,850)
                                                                ------------     ------------     ------------     ------------

NET LOSS                                                        $     (3,805)    $     (2,521)    $     (8,133)    $     (5,058)
                                                                ============     ============     ============     ============

NET LOSS PER COMMON SHARE:
 Basic                                                          $      (0.55)    $      (0.37)    $      (1.17)    $      (0.74)
                                                                ============     ============     ============     ============
 Diluted                                                        $      (0.55)    $      (0.37)    $      (1.17)    $      (0.74)
                                                                ============     ============     ============     ============

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                                 6,938            6,896            6,936            6,851
                                                                ============     ============     ============     ============
 Diluted                                                               6,938            6,896            6,936            6,851
                                                                ============     ============     ============     ============



Note: No dividends were paid or declared during the nine months ended September 30, 1998 and 1997.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(Dollars in thousands)
-------------------------------------------------------------------------------
                                             September 30,       December 31,
                                                 1998                1997
ASSETS                                       (UNAUDITED)

CURRENT ASSETS:                               $     3,877         $     7,099
  Cash and cash equivalents
  Trade receivables, net of allowance
   for doubtful accounts of $3,196
   and $3,091                                      23,738              23,085
  Current portion of notes receivable
   less allowance for doubtful accounts
   of $138 and $233                                 2,268               2,269
  Inventories                                      23,535              20,929
  Deferred income taxes                             3,008               3,008
  Prepaid expenses and other current
   assets                                           1,477               1,111
                                              -----------         -----------
     Total Current assets                          57,903              57,501

PROPERTY, PLANT AND EQUIPMENT, net                 27,412              26,471
GOODWILL, net of accumulated amortization
   of $4,304 and $3,244                            46,338              45,655
OTHER ASSETS, net                                   8,789               8,197
                                              -----------         -----------


                                              $   140,442         $   137,824
                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt            $       117         $        89
 Trade payables                                    13,181              10,929
 Accrued payroll and benefits                       2,238               2,087
 Other accrued liabilities                          7,897               3,180
 Restructuring charge reserve                         437               2,841
 Income taxes payable                                 378                 797
                                              -----------         -----------

     Total Current Liabilities                     24,248              19,923

LONG-TERM DEBT                                    109,366             100,665
DEFERRED INCOME TAXES                                 673                 721
DEFERRED INCOME                                       134                 143
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock $.01 par value;
  30,000,000 shares authorized;
  6,938,627 and 6,920,140 shares outstanding           70                  70
 Additional paid-in capital                        27,765              27,732
 Retained Deficit                                 (18,191)            (10,059)
 Treasury stock (56,260 shares at cost)              (189)               (189)
 Accumulated other comprehensive income            (3,434)             (1,182)
                                              -----------         -----------
                                                    6,021              16,372
                                              -----------         -----------
     Total Stockholders Equity                $   140,442         $   137,824
                                              ===========         ===========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Dollars in thousands)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                            1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (8,133)   $ (5,058)
  Adjustments to reconcile net loss of net cash flows
    from operating activities:
    Depreciation and amortization                           5,911       5,306
    Provision for doubtful accounts                           776         344
    Payments on restructuring charge                       (2,404)     (1,613)
    Other non-cash expenses - net                            (910)       (224)
    Change in operating assets and liabilities:
      Trade receivables                                    (2,285)       (346)
      Inventories                                          (2,514)      3,086
      Trade payables                                         (363)       (392)
      Other - net                                           4,078         436
                                                         --------    --------
        Net cash flows from operating activities           (5,844)      1,539

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures for property, plant
    and equipment                                          (3,713)     (3,290)
  Capital expenditures for electronic bingo systems        (2,308)       (430)
  Acquisitions, net of cash acquired                       (1,385)     (1,200)
  Payments received on notes receivable                     1,278       1,026
  Proceeds from disposals                                     164       2,839
  Other                                                       (88)       (142)
                                                         --------    --------
        Net cash flows from investing activities           (6,052)     (1,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under credit facility            8,819          -
  Issuance of common stock                                     10          -
  Cost of debt financing                                     (215)       (505)
  Payments on long-term debt                                  (89)       (357)
                                                         --------    --------
        Net cash flows from financing activities            8,525        (862)

  Effect of currency exchange rate changes on
    cash of foreign subsidiaries                              149          21
                                                         --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    (3,222)       (499)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            7,099      13,732
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  3,877    $ 13,233
                                                         ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                          $  6,482    $  6,508
  Income taxes paid (refunded), net                      $    501    $ (1,179)

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

      In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1997, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

      Certain reclassifications have been made to the 1997 financial statements to conform to those classifications used in 1998.

3. EARNINGS PER SHARE - Earnings per share is calculated based on Statement of Financial Accounting Standard Board No. 128, Earning Per Share ("SFAS 128"). Basic earnings (loss) per share is computed based upon net income
      (loss) divided by the weighted average number of shares of the Company's common stock, $.01 par value, (the "Common Stock") outstanding during the period. Diluted earnings (loss) per share is computed based upon net income (loss) divided by the weighted average number of shares of Common Stock, outstanding during the period after giving effect to stock options and warrants considered to be dilutive common stock equivalents.

4. REPORTING COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 - Reporting Comprehensive Income ("SFAS 130") in the first quarter of 1998. This statement requires the reporting of comprehensive income in addition to net income from operations in annual statements of operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive loss for the nine months ended September 30, 1998 and 1997 were $10.4 million and $5.2 million, respectively.

5.    INVENTORIES - Inventories consisted of the following:

                         SEPTEMBER 30,  DECEMBER 31,
                            1998           1997
                         (UNAUDITED)
      Raw materials        $ 5,801      $ 5,159
      Work-in-process        2,292        2,038
      Finished goods        15,442       13,732
                           -------      -------

                           $23,535      $20,929
                            =======      =======

6. RESTRUCTURING CHARGE - During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involves closing or substantially closing five facilities and transferring operations to other manufacturing facilities. The consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs. The restructuring charge included approximately $1.5 million of recognized severance and termination benefits for approximately 400 employees and $1.8 million of facility closure and consolidation costs.

      In the fourth quarter of 1997, the Company recorded a restructuring charge of $2.3 million for a program related to workforce reductions and to complete the consolidation of United States consumables manufacturing operations. The Company evaluated competitive market conditions in its markets, reviewed future costs in line with anticipated levels of business in 1998 and beyond, and determined that a restructuring charge was required to cover the costs of reducing certain sectors of its workforce to levels more appropriate to meet current business requirements, thereby eliminating approximately 50 positions. As result, a charge of $1.2 million for severance costs and the buyout of certain employment contracts was recorded. The Company also aggressively continued its plan to consolidate its United States consumables manufacturing operations during 1997. Certain modifications to the original consolidations plan and unanticipated costs resulted in costs that were not originally charged. Management estimated that $1.0 million of such additional costs would be incurred in the future and accordingly recorded an additional charge in 1997.

      At September 30, 1998, $437,000 of restructuring charges remained in accrued liabilities. The balance was comprised of $335,000 for severance, termination benefits and contract buyout and $102,000 of facility closure and consolidation costs to be completed in 1998. A summary of the restructuring activity is presented below:

      Balance at December 31, 1997                          $ 2,841

      Consolidation of U.S. Manufacturing Operations:
      - Severance and termination costs                      (1,546)
      - Facility closure and consolidation costs               (858)
                                                            -------
      Balance at September 30, 1998                         $   437
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

      The Company and the Canadian Borrower are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At September 30, 1998 and December 31, 1997, $17.2 and $27.7 million, respectively, was available for borrowing under the Credit Facility. At September 30, 1998 the Company had borrowed $8.8 million while at December 31, 1997 the Company had not drawn any amounts under the Credit Facility. The Company was not in violation of any covenants at September 30, 1998.

      Long-term debt consisted of the following:

                                         SEPTEMBER 30,   DECEMBER 31,
                                            1998            1997
                                        (UNAUDITED)
     Senior Subordinated Notes             $100,000      $100,000
     Borrowings under Credit Facility         8,819            --
     Notes payable to others                    664           754
                                           --------      --------
                                            109,483       100,754
     Less current portion                       117            89
                                           --------      --------

                                           $109,366      $100,665
                                           ========      ========

8. DELISTING FROM NASDAQ SMALLCAP MARKET - Effective July 28, 1998, the Common Stock was delisted from the Nasdaq SmallCap Market due to the Company's failure to satisfy the continuing listing requirements of the Nasdaq SmallCap Market. Bid quotations for the Common Stock can be obtained from and the Common Stock is traded on NASD's OTC electronic bulletin board.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1998 and 1997

Net Sales - Net sales were $28.9 million for the three months ended September 30, 1998, a decrease of $0.6 million or 2.1% from $29.5 million for the three months ended September 30, 1997. The sales decrease is primarily attributable to lower sales volumes in the Canadian market offset in part by a slight increase in the United States markets. Domestically, sales were higher primarily due to an increase of sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems of $1.9 million in the third quarter of 1998 compared to $1.0 million the third quarter of 1997. In addition, bingo hall equipment third quarter sales increased by $0.3 million as a result of the rollout of the Gold Crown video enhanced pulltab ticket dispenser. In Canada, sales decreased $1.1 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to lower sales experienced primarily in bingo paper, pulltab tickets, bingo hall equipment and to a weakened Canadian dollar. Bingo paper sales in Canada were adversely impacted by increased competition from manufacturing rivals as well as from other forms of gaming. The Canadian pulltab ticket market continues to be adversely influenced by an increase in governments takeout, thereby reducing the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $0.8 million in the third quarter of 1998 compared to 1997.

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 70.9% for the three months ended September 30, 1998 compared to 70.8% for the three months ended September 30, 1997. Domestically, as a percentage of sales, cost of goods was 74.3% for the three months ended September 30, 1998 compared to 74.5% for the same period last year. The decrease is attributable to the lower pulltab production costs resulting from the consolidation of its manufacturing operations completed in the second quarter of 1997 (the "Consolidation") and to the impact of substantially higher sales volumes of higher margin Power Bingo King(TM) hand-held electronic bingo systems. These decreases were partially offset as result of continuing production inefficiencies resulting from the consolidation of manufacturing operations at the Texas border facilities. In Canada, the Company experienced a slight increase in cost of sales. Cost of goods sold, as a percentage of sales was 62.6% for the three months ended September 30, 1998 compared to 62.5% for the three months ended September 30, 1997 primarily due to higher production inefficiencies attributable to lower product demand.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $9.0 million for the three months ended September 30, 1998 compared to $9.4 million for the three months ended September 30, 1997, a decrease of $0.4 million or 3.9%. The decrease is primarily attributable to i) reductions in legal expenses relating to pending patent litigation, ii) to lower salaries and benefits resulting from the workforce reduction program the Company effected in the fourth quarter of 1997, iii) reductions in telecommunication expenses, and iv) favorable foreign currency gains in the third quarter of 1998 compared to losses in the third quarter of 1997. These decreases were partially offset by increases attributable to the impact of i) the acquisition of distributor and marketing companies in Canada and ii) the development and enhancement of electronic products.

Interest Expense, Net - Interest expense, net, was $3.5 million for the three months ended September 30, 1998 compared to $3.2 million for the three months ended September 30, 1997. Interest expense, net, as a percentage of sales, was 12.1% for the three months ended September 30, 1998 compared to 10.8% for the three months ended September 30, 1997. The increase is primarily attributed to accrued interest on the line of credit usage and to lower interest earned due to higher utilization of cash to operate the business.

Income Tax Benefit - The income tax benefit was $264,000 for the three months ended September 30, 1998 compared to $1,385,000 for the three months ended September 30, 1997. The lower income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States within the net operating loss carryforward periods.

Comparison of Nine Months Ended September 30, 1998 and 1997

Net Sales - Net sales were $90.2 million for the nine months ended September 30, 1998, a decrease of $2.1 million or 2.2% from the $92.3 million for the nine months ended September 30, 1997. The sales decrease is attributable to lower sales volumes in the United States and Canada. Domestically, sales decreased $1.6 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Sales of bingo paper, ink dabbers, pulltab tickets, general merchandise, bingo hall equipment and System 12(TM) electronic bingo systems decreased $5.4 million. These decreases were offset in part by an increase of $3.8 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems that are continuing at a high pace. In Canada, the Company experienced lower sales year-to-date of $1.6 million primarily in bingo paper and bingo hall equipment that was partially offset by an increase in pulltab ticket sales occurring in the first quarter of 1998. Sales on a consolidated basis denominated in U.S. dollars were negatively impacted by approximately $1.8 million due to the weakening Canadian dollar.

Cost of Goods Sold - Cost of goods sold, as a percentage of sales, was 68.5% for the nine months ended September 30, 1998 compared to 68.9% for the nine months ended September 30, 1997. Excluding the application of a $1.5 million purchase accounting adjustment in the first quarter of 1997 pertaining to the finished goods inventory of Trade Products, cost of goods sold, as a percentage of sales was 67.3 % for the nine months ended September 30, 1997.

The Company experienced an increase, as a percentage of sales, in cost of goods sold in the United States. As a percentage of sales, cost of goods sold was 71.7% for the nine months ended September 30, 1998 compared to 71.3% for the nine months ended September 30, 1997. The increase is primarily attributable to manufacturing inefficiencies relating to the consolidation of manufacturing operations at the Texas border facilities and to a lesser extent to the increased demand for higher cost products. These increases were partially offset by lower pulltab production costs compared to last year arising from the consolidation of its manufacturing operations completed in the second quarter of 1997 and to the impact of the acquisition of substantially all of the assets of Power Bingo in July 1997. In terms of dollars, cost of sales decreased $0.5 million or 1.0%. In Canada, the cost of sales decreased $0.2 million or 1.1%. However, due to higher unfavorable production variances resulting from the decline in product demand and the sale of higher cost products, the Company experienced higher product costs, as a percentage of sales of 61.1% year-to-date 1998 compared to 57.9% year-to-date 1997.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $26.9 million for the nine months ended September 30, 1998 compared to $27.3 million for the nine months ended September 30, 1997. The decrease is primarily attributable to i) the benefit realized by the workforce reduction program the Company implemented in the fourth quarter of 1997, ii) lower telecommunication expenses, iii) foreign currency gains in 1998 compared to losses in 1997, and iv) significantly lower legal expenses pertaining to pending patent infringement litigation.

Interest Expense, Net - Interest expense, net, was $9.8 million for the nine months ended September 30, 1998 compared to $9.4 million for the nine months ended September 30, 1997. Interest expense, net, as a percentage of sales, was 10.8% for the nine months ended September 30, 1998 compared to 10.2% for the nine months ended September 30, 1997. The increase is primarily attributable to accrued interest on the line-of-credit usage commencing in the second quarter of 1998, lower interest income earned due to higher utilization of cash to operate the business and to slightly higher amortization of deferred debt financing costs.

Income Tax Benefit - The Company recorded an income tax benefit of $146,000 for the nine months ended September 30, 1998 compared to $2,850,000 for the nine months ended September 30, 1997. The effective tax rate was (1.8)% for the nine months ended September 30, 1998 compared to (36.0)% for the nine months ended September 30, 1997. The increase in the effective tax rate and the decrease in the income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependant on many factors, including the Company's ability to generate taxable income in the United States within the net operating loss carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long-term debt at September 30, 1998, including the current portion thereof, totaled $109.5 million compared to $100.8 million at December 31, 1997 (see Note 7 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first nine months ended September 30, 1998 totaled $89,000 compared to $357,000 for the nine months ended September 30, 1997.

In November 1997, the Company entered into the Credit Facility that provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. At September 30, 1998, the Company had borrowed $8.8 million while at December 31,1997 the Company had not yet drawn any amounts under the Credit Facility. At September 30, 1998 and December 31, 1997, $17.2 and $27.7 million, respectively, was available for borrowing based on its borrowing base certificates (see Note 7 to the Consolidated Statements).

The Company's capital expenditures for property, plant and equipment were $3.7 million during the first nine months of 1998 compared with $3.3 million during the first nine months of 1997 The Company's 1998 capital expenditure program has focused on the upgrading and development of management information systems and the purchase of equipment to improve manufacturing efficiency. Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems placed in the market on a lease or revenue sharing basis. The Company's capital expenditures for electronic bingo systems were $2.3 million in the first nine months of 1998 compared to $0.4 million in the first nine months of 1997, due to the acquisition of Power Bingo in July 1997.

Cash flow from operations is not currently sufficient to cover the cash flow requirements of the Company. However, the Company believes that with its current operating plan, excess cash on hand, and availability under the Credit Facility, it will have sufficient cash to meet its financial obligations. Further, management is reviewing the Company's capital structure in order to increase cash flow, to provide operating flexibility and to facilitate strategic opportunities. As part of this review, the Company may seek to renegotiate the Credit Facility and to restructure the Notes; this strategic review could also include the possible conversion of debt to equity. The Company may retain an investment banker and other professionals to facilitate its objectives. There can be no assurance that the Company will be able to accomplish these goals.

The Company's business plan includes pursuing selective business acquisitions and strategic alliances. The Company will continue to evaluate additional opportunities and, as attractive opportunities develop, the Company will consider additional acquisitions. However, there can be no assurance that the Company will be successful in raising sufficient additional capital on terms acceptable to the Company, if at all to pursue such opportunities. Moreover, the Company is restricted in its ability to incur additional indebtedness pursuant to the terms of the Indenture. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future expansion, which could have a material adverse effect on the future growth of the Company.

Management does not believe that inflation has had or is expected to have any significant adverse impact on the Company's financial condition or results of operations for the periods indicated.

YEAR 2000 ISSUE


During 1998 the Company began working to fully determine that its computer systems and related software would properly recognize the year 2000 and continue to process data. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company has a year 2000 program that consists of the following phases: awareness, assessment, re-mediation, testing and contingency planning.

The Company is in the re-mediation and testing phases with regard to the business information systems used by the Company and management believes these systems are date compliant and that they will not pose a significant risk to the Company's future business operations. However, certain financial and inventory information systems of a recently acquired distributor have been determined to be non-compliant. In 1999, this system will be upgraded or converted to the business information systems that the Company is currently using. The cost to bring this distributor's information systems compliant is not expected to be material.

The Company currently believes that no material year 2000 issues exist with respect to the hardware or software or embedded technology contained with the Company's electronic product offerings. To the extent necessary the Company is in the process of obtaining and installing current releases or upgrades from software vendors at minimal cost to the Company. In certain instances other upgrades are being developed and installed by existing employees and such costs are not expected to be material.

The Company has upgraded substantially all of its telecommunications equipment and is currently assessing the manufacturing equipment, point-of-sale cash registers, environmental control systems, building security systems, etc. to determine the extent of re-mediation necessary.

The Company has not fully determined the extent to which the systems of customers and vendors with whom the Company has material relationship are year 2000 compliant. The Company will continue the process of assessing its year 2000 risks pertaining to such third parties via ongoing communication with its critical suppliers and customers. As part of this process the Company will request written assurances from these suppliers and customers that they have year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. There can be no assurance that the systems of customers and suppliers will be successfully converted on a timely basis. The Company, therefore, could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness and other business interruptions.

Accordingly, the Company has begun developing contingency plans to address potential issues that include, among other actions, development of back-up procedures, build-up of essential inventories and identification of alternate suppliers. The ultimate effects of the Company, its suppliers or customers not being fully year 2000 compliant is not reasonably estimable. As of the date of this filing, the Company has not finalized a contingency plan to address the failure of the Company, its suppliers or customers to be year 2000 compliant.

The historical and estimated costs relating to the resolution of the Company's year 2000 issues cannot be fully determined at this time. Until the Company substantially completes its year 2000 program, it is uncertain if there will be any material effect on the Company's results of operations, liquidity or financial condition.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K:

          a.  Exhibits:

              Exhibit 11   Statement Regarding Computation of Per Share Earnings

              Exhibit 27   Financial Data Schedule

          b.  Reports on Form 8-K:


              Form 8-K dated July 28 1998 filed under Item 5

              Form 8-K dated October 2, 1998 filed under Item 5

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           STUART ENTERTAINMENT, INC.



Date:   November 16, 1998           /s/ Joseph Valandra
                                    --------------------------------------
                                    Joseph Valandra
                                    Chairman and Chief Executive Officer



Date:   November 16, 1998           /s/ Lawrence X. Taylor
                                    --------------------------------------
                                    Lawrence X. Taylor
                                    Executive Vice President and
                                    Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.        Description
-----------        -----------
 11                Statements Regarding Computation
                   of Per Share Earnings


 27                Financial Data Schedule