Form 10-K405
period 1998-12-31
STUART ENTERTAINMENT INC
filed 1999-04-15
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED                                             COMMISSION FILE NO.
                DECEMBER 31, 1998                                                      0-10737

                                     STUART ENTERTAINMENT, INC.
                       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                                             84-0402207
     (STATE OR OTHER JURISDICTION OF                                              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                                              IDENTIFICATION NO.)

          3211 NEBRASKA AVENUE
          COUNCIL BLUFFS, IOWA                                                          51501
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

                                          X Yes             __ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by (non-affiliates) of the Registrant as of March 31, 1999 was $1,063,236.

         The number of shares outstanding of the Registrants' $.01 par value common stock as of March 31, 1999 was 6,946,211.

         DOCUMENTS INCORPORATED BY REFERENCE.

         None.

         The statements contained in this report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the timing, costs and scope of its acquisition of, or investments in, the bingo industry and new product development, the implementation of any form of restructuring transaction, year 2000 matters and other matters contained in this report or the documents incorporated by reference regarding matters that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report or the documents incorporated by reference. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Stuart Entertainment, Inc. (the "Company"), formerly known as Bingo King Company, Inc. and doing business as Bingo King, is a leading manufacturer of a full line of bingo and bingo-related products, including disposable bingo paper, pulltab tickets, ink dabbers, electronic bingo systems and related equipment and supplies. The Company enjoys a broad reputation for innovation and new product development and has been a leader in the bingo industry for approximately 50 years, having helped to popularize many important breakthroughs in bingo, such as disposable bingo paper and electronic bingo systems.

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

         The Company believes that it derives a competitive advantage in the bingo industry by offering a wider array of bingo and bingo-related products than its competitors. The Company supplies bingo halls with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed-base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies.

         The Company was reincorporated in Delaware in 1986, and is a successor, by merger effective as of January 21, 1987, to a business formed in 1948. The Company's principal executive office is located at 3211 Nebraska Avenue, Council Bluffs, Iowa 51501 and its telephone number is (712) 323-1488.

CERTAIN RECENT DEVELOPMENTS

         POTENTIAL RESTRUCTURING

          During February 1999, the Company's new management team determined that the financial results for the prior year indicated that the Company's cash flow was not going to be sufficient to service its debt. Therefore, management has been contemplating implementing an operational and financial restructuring. In connection with these efforts, the Company has retained an investment banking firm and certain other advisors to assist it in analyzing its various restructuring alternatives.

         In November 1997, the Company entered into a credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation ("Congress") (Central) (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company ("Bazaar") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30 million. The Credit Facility imposes certain covenants and other requirements on the Company and Bazaar. The Company expects that it may not comply with certain of the covenants in the Credit Facility, including the requirement that the Company maintain a certain minimum level of net worth. The Company and Congress currently are in the process of negotiating the terms of a Forbearance Agreement with respect to the Credit Facility, and it is expected that the parties will enter into such a

Forbearance Agreement in the near future. However, there can be no assurance that a Forbearance Agreement will be entered into in the near future, if at all, and the failure to enter into such an agreement would have a material adverse effect on the Company.

         The Company has $100 million 12 1/2% Senior Subordinated Notes Due 2004 (the "Notes) outstanding, and an interest payment with respect to the Notes is due May 15, 1999. The Company is considering its various alternatives with respect to this payment. In light of the potential restructuring, an ad hoc committee of the holders of the Notes was formed and has retained its own counsel. The Company is in the process of negotiating the terms of a consensual restructuring with the ad hoc committee. Under any restructuring alternative, it is likely that the Notes will be converted into equity, and that the Company's common stock will be subject to substantial dilution or complete elimination as a result of such conversion. However, there can be no assurance that such a consensual restructuring will be consummated, and absent a consensual arrangement, the Company will consider filing for reorganization under Chapter 11 of the Bankruptcy Code to effect a restructuring.

         Management believes that, despite the financial uncertainties in the near future, it has under development a business plan that, if successfully funded and executed as part of the restructuring can improve its operating results. The continuing support of the Company's vendors, customers, lenders, stockholders and employees during any restructuring will be the key to the Company's success.

         ACQUISITION OF BINGO SYSTEMS & SUPPLY, INC.

         On November 1, 1998, the Company completed the acquisition (the "Acquisition") of all of the outstanding stock of Bingo Systems & Supply, Inc. ("Bingo Systems") for $2,200,000 consisting of $1,000,000 in cash and a $1,200,000 promissory note. Bingo Systems is engaged in the business of finishing and distribution of bingo paper and distribution of ink markers, bingo equipment and pulltab tickets.

         ACQUISITION OF ALBERTA BINGO SUPPLY, INC.

         On June 1, 1998, Bazaar purchased certain assets related to the bingo business formerly conducted by one of its distributors, Alberta Bingo Supply, Inc. ("ABS"). Under the terms of the agreement, Bazaar paid C$1,000,000 for the goodwill of the acquired business and C$410,000 for certain equipment and fixtures. Bazaar agreed to sell the ABS existing inventory relating to their bingo business, as an agent for ABS, for a period of six months ending December 1, 1998. Bazaar agreed to pay to ABS the difference between C$1,404,113 and the amount of such inventory (valued at cost) sold during the six-month period. As of December 31, 1998, Bazaar paid or has been credited C$1,354,113 for the inventory and has withheld C$50,000 pending a minor dispute concerning inventory valuation.

         ACQUISITION OF POWER BINGO CORP.

         On July 1, 1997, the Company completed the acquisition of substantially all of the assets of Power Bingo Corp., a market leader in hand-held electronic bingo units for a purchase price of $1.2 million, consisting of $1.1 million in cash and forgiveness of a note receivable plus future payments of approximately $2.7 million that was based on the market performance of the hand-held electronic bingo units. As of December 31, 1998, approximately $1.2 million remained to be paid.

 DELISTING FROM NASDAQ SMALLCAP MARKET; DISCLOSURE RELATING TO LOW PRICED STOCKS

         On February 26, 1998, the Company was notified by Nasdaq that the Company was not in compliance with the new net tangible assets/market capitalization/net income maintenance requirements which became effective on February 23, 1998. On July 20, 1998, the Company was notified by Nasdaq that effective July 28, 1998 the Common Stock was scheduled for delisting from the Nasdaq SmallCap Market. On July 28, 1998, the Common Stock was delisted from the Nasdaq SmallCap Market and currently trades on the OTC Bulletin Board. As a result, an investor may now find it more difficult to dispose of, and to obtain accurate quotations as to the value of, the Common Stock.

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

THE INDUSTRY

         BINGO INDUSTRY

         The National Association of Fundraising Ticket Manufacturers' 1996 Charity Gaming in North America Report (the "NAFTM Report") estimated that over 60,000 organizations have licenses to operate bingo games in the United States and Canada. According to industry reports compiled by the Bingo Bugle, which is a series of regional newspapers aimed at bingo players, bingo players visit bingo halls in the United States and Canada an estimated 1.2 billion times a year. The Company believes that significant amounts are wagered on bingo in the United States and Canada, and that electronic bingo systems maybe a positive factor in encouraging additional players to visit bingo halls. Over each of the last few years, more states have begun to permit electronic bingo and the Company is finding increased player acceptance of electronic bingo systems, as the product is introduced into different markets.

         Regulations governing traditional paper bingo and electronic bingo systems vary by jurisdiction. In the United States, traditional paper bingo is legal in all states except Arkansas, Hawaii, Tennessee and Utah. Electronic bingo systems are currently legal in 29 states in some form and in Indian gaming halls in compliance with the Indian Gaming Regulatory Act ("IGRA"). In Canada, traditional paper bingo is legal in all ten provinces and two territories. Fixed-base electronic bingo systems, however, may only be used in halls owned or authorized by the provincial governments. Currently, fixed-base electronic gaming systems are permitted only in British Columbia and Manitoba, while hand-held electronic bingo systems are legal only in Ontario and must be used in conjunction with bingo paper.

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

         In Canada, bingo is generally highly centralized under the administration of government-sponsored entities or licensed commercial operators, which own and operate large bingo halls, with average session attendance in excess of 175 players. These government sponsored entities and commercial operators run games on behalf of various charitable organizations, often playing several sessions per day.

         Satellite-linked bingo games have been introduced in recent years in the Canadian Provinces of Alberta, British Columbia, Quebec and Ontario. The British Columbia, Quebec and Ontario satellite bingo systems are government operated. These satellite-linked bingo games pool the prize money available among commercial bingo halls thus offering higher jackpots. Satellite-linked games have been approved in the state of Washington, but have not been introduced.

         PULLTAB INDUSTRY

         In the United States and Canada, pulltab tickets generally are sold at charitable bingo halls as an additional source of fundraising. In several states and the Province of Ontario, pulltab tickets are approved for sale in third party retail locations, including bars and taverns. Eleven states also use pulltab tickets, in addition to scratch-off tickets, in their instant lottery ticket sales. The Company believes that significant amounts of money are wagered on pulltab tickets in the United States and Canada, and that these amounts may increase if additional jurisdictions permit the sale of pulltab tickets and if jurisdictions which currently permit the use of pulltab tickets expand the permitted point of sale locations to include third party retail locations.

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

         In November 1997, the Company was awarded a five-year contract by the Ontario Gaming Control Commission to be the sole supplier of pulltab tickets to all charity licensed retail locations in the Province of Ontario (see "Government Regulations"). The Company's position in Ontario, according to the 1997 NAFTM Report, North America's largest charity marketplace has been solidified with the five-year contract with possible extensions. In September 1997, the Ontario Gaming Control Commission ("OGC") announced the list of the final proponents for operation and ownership of the 44 charity gaming clubs that were to replace the system of roving Monte Carlo casinos. In 1998, the OGC withdrew its approval of such clubs and assumed ownership and operation of the five clubs then operating. The OGC also authorized the use of slot machines at seventeen racetracks in Ontario. The Company is currently unable to anticipate whether the clubs or slot machines will have a material impact on the bingo and pulltab markets in the Province of Ontario.

SIGNIFICANT SUBSIDIARIES

         VIDEO KING GAMING SYSTEMS, INC.

         Video King Gaming Systems, Inc., a wholly owned subsidiary of the Company ("Video King"), was formed in 1992 to develop a line of electronic gaming equipment, primarily for the Company's bingo markets. Video King began manufacturing and shipping selected products in 1993. Video King continues to focus its sales efforts within the Company's established bingo markets. The traditional domestic and international for profit gaming markets may be a future market, but Video King has no current plans for such markets.

         STUART ENTERTAINMENT MEXICO

         Stuart Entertainment, S.A. de C.V., a Mexican corporation and a wholly owned subsidiary of the Company ("Stuart Entertainment Mexico") was formed in 1991 by the Company and Bazaar for the purpose of printing and finishing bingo paper primarily for their respective needs. During 1998, 1997 and 1996 all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company.

         BINGO PRESS & SPECIALTY LIMITED

         Bingo Press & Specialty Limited operates under the trade name Bazaar & Novelty and was acquired by the Company in December 1994. Bazaar manufactures and distributes a complete line of bingo cards, pulltab tickets, ink dabbers, supplies and accessories in Canada. Bazaar's products are sold primarily to distributors, who resell them to fraternal, charitable, religious and social organizations, lodges, hospitals, nursing homes, PTA groups, legions and other similar not-for-profit organizations which use such products to raise money and provide entertainment. To a lesser extent, Bazaar's products are sold to charitable and commercial bingo halls, governmental lottery agencies and through Company-owned distribution outlets.

         BINGO SYSTEMS AND SUPPLY, INC.

         As a result of the Acquisition, Bingo Systems became a wholly-owned subsidiary of the Company. Bingo Systems finishes bingo paper manufactured by the Company and distributes bingo paper, ink dabbers, bingo equipment, pulltabs tickets and other related products to fraternal, charitable, religious and social organizations, lodges, nursing homes, legions and other similar not-for-profit organizations which use such products to raise money and provide entertainment.

PRODUCTS

         OVERVIEW. The Company offers a wide array of bingo and bingo-related products. The Company is capable of supplying a bingo hall with all the products and equipment necessary to operate a bingo game of any size, including bingo paper, fixed-base or hand-held electronic bingo systems, ink dabbers, pulltab tickets, bingo ball blowers, public address systems, television monitors, multi-media flashboards, computerized verification systems, tables, chairs, concession equipment and party supplies. The Company is organized on a global product line basis under three reportable segments.

         CONSUMABLE BINGO PRODUCTS

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

         The Company's bingo card configurations are developed in-house by a mathematician using sophisticated algorithmic models, which are validated through computer simulation in which in excess of 1,000,000 simulated games are played on a given pattern in order to determine the probability of a winner occurring when a specific number of cards are in play and a specific number of balls are called. The Company has a number of unique series of cards. These different series types range in size from a series of 9,000 unique cards to a series in excess of 3,000,000 unique cards. These card series are stored electronically in the Company's verification system, which allows the sponsoring organization to verify and display winning cards electronically. The Company believes that this seamless integration of several paper bingo card series and electronic verification is matched by only one other competitor in the industry.

         INK DABBERS. The Company manufactures ink dabbers, used to mark called numbers on paper bingo sheets, and ink refills for such dabbers. The Company sells a varied line of ink colors, bottle styles and sizes, including its successful line of gift packs, which are 3, 4, or 5 bottles packaged together in a decorative gift box using different themes such as movies, comedy and seasonal holidays. The Company pioneered the use of decorative and innovative labels on ink dabbers, for seasonal items like Christmas and Halloween and for customized labels for bingo halls and distributors. The Company also developed a labeling process that allows distributors to directly customize labels on-site for their bingo halls. The Company launched its new 3 and 4 ounce ergonomically designed bottles in 1998. The Company has applied for a utility patent relating to this new marker. The Company has been sued by a competitor, alleging that the maker infringes that competitor's patent. (See "Legal Proceedings"). The Company believes the new bottle may have a positive impact on sales of its ink dabbers.

         GENERAL MERCHANDISE. The Company distributes other supplies and equipment used by bingo hall operators, such as tables, chairs, public address systems and concession supplies. The Company purchases for resale bingo accessories such as key chains, lighters, marker holders, coffee mugs and other advertising products, many of which can be customized. Party supplies, flags, balloons and bar and concession equipment for use at fundraising events and bazaars are also sold by the Company both through Company owned distribution outlets in Canada and through the Company's distributor network.

         PULLTAB AND LOTTERY PRODUCTS

         PULLTAB TICKETS. The Company manufactures and sells pulltab tickets, which are also referred to as break open tickets, lucky seven tickets, instant bingo and Nevada tickets. The Company also manufactures scratch off tickets and instant lottery tickets. The Company currently has a library of over 800 different designs and denominations for pulltab tickets. The Company has contracted to provide pulltab lottery tickets in four states and five Canadian provinces. A typical pulltab ticket consists of two thin sheets of cardboard, one of which is opaque, printed with colorful designs and laminated together. The player pulls open from one to five perforated windows to reveal hidden combinations of symbols to determine whether the card is a winner, and if so, the amount of the prize. Each set of tickets sold contains a predetermined number of winning tickets. A typical pulltab ticket has a prize structure that varies from approximately 60% to 85% of the gross receipts being paid out as prizes to the players. The remaining percentage of the gross receipts is used to cover the cost of the product and expenses and to provide fundraising dollars or revenue to the sponsoring organization.

         ELECTRONIC BINGO PRODUCTS

         ELECTRONIC BINGO SYSTEMS. The Company believes that electronic bingo systems will be the next major evolutionary step in the industry, and that it is well positioned to capitalize on the opportunity provided by electronic bingo. The popularity of electronic bingo systems is growing rapidly because electronic bingo systems provide the player with additional entertainment value and permit simultaneous play on many more cards than is possible in a typical paper game. The ability to play more cards leads to greater sums wagered per player and, thus, higher profits per bingo session for the bingo hall operator. The Company's strategy is to be a leading producer of electronic bingo systems. As part of this strategy, Company currently manufactures two electronic bingo systems: (i) System 12(TM) and (ii) Power Bingo King(TM).

         (i) System 12(TM). System 12(TM) is a fixed-base cashless electronic bingo and multi-game system that integrates computer technology with player interactive touch-screen terminals and live bingo. System 12(TM) is based on a local area network in which terminals for bingo players are connected to a host computer. The host computer allows players to play up to 255 electronic cards per game. Bingo players also have the opportunity to play a bingo game electronically on touch-screen terminals while simultaneously playing traditional paper bingo with other players. System 12(TM) provides the player access to a stand-alone bingo game and to other games such as video keno, video poker, video slots and video pulltab tickets, where permitted by law. System 12(TM) enables hall management to control all game functions, track player trends and generate sales reports. The Company had more than 2,300 System 12(TM) fixed-base units in place at December 31, 1998 which includes systems sold in prior years

         (ii) Power Bingo King(TM). Power Bingo King(TM), a hand-held electronic bingo system, allows players to play up to 200 electronic bingo cards simultaneously per game. Each Power Bingo King(TM) unit is completely portable and has the capability to show the electronic bingo card closest to winning at any given point in time. The system also automatically notifies a player of a winning card. The Company derived revenues from more than 31,000 Power Bingo King(TM) hand-held units at December 31, 1998.

         BINGO HALL EQUIPMENT. The Company manufactures and sells an extensive line of electronic bingo hall equipment traditionally used in bingo establishments. The electronic bingo hall equipment line includes: (a) electronic blowers that select numbers for bingo games by ejecting numbered balls one at a time; (b) electronic flash boards, measuring up to five feet high and 22 feet wide, which display to the bingo players the numbers selected from the electronic blowers; (c) electronic systems that allow quicker verification of winning bingo cards and (d) electronic pulltab ticket dispensing machines.

GEOGRAPHIC BUSINESS OPERATIONS

         The Company has operations primarily throughout North America. A geographic summary of revenues, net income (loss), identifiable assets, capital expenditures and depreciation and amortization is set forth in Note 16, in the Notes to Consolidated Financial Statements.

SALES INFORMATION BY PRODUCT LINE

         The following table shows the revenues contributed by major product lines of the Company during the past three years.

    (DOLLARS IN THOUSANDS)                    1998            1997            1996
                                              ----            ----            ----
Bingo Paper                                 $ 50,737        $ 55,567        $ 56,547
Ink Dabbers                                    8,576           9,087           9,874
General Merchandise                            3,510           3,794           4,463
                                            --------        --------        --------
  Total Consumable Bingo Products             62,823          68,448          70,884
                                            --------        --------        --------

  Total Pulltab and Lottery Products          41,546          42,995          27,327
                                            --------        --------        --------

Bingo Hall Equipment                           5,895           6,581           6,286
Power Bingo King(TM)                           7,501           2,461              60
System 12(TM)                                    877           1,093           4,148
                                            --------        --------        --------
  Total Electronic Bingo Products             14,273          10,135          10,494
                                            --------        --------        --------

Net Sales                                   $118,642        $121,578        $108,705
                                            ========        ========        ========

MARKETING AND SALES

         The Company sells its bingo and bingo-related products to a diverse set of end-user groups through more than 300 independent distributors, eleven Company-owned distribution outlets in Canada, the Company's direct sales force and mail order catalogs. The Company believes that its ability to act as a full-service provider of bingo and bingo-related products and services and its sale of well-known brand names provide it with a significant marketing advantage.

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

         The Company also markets its products through advertising in gaming publications and through participation in national, regional and local gaming tradeshows and in distributor tradeshows. For example, in 1998 the Company was a prominent exhibitor and seminar participant at the Bingo World Expo and at the World Gaming Congress and Exposition, large trade shows that have attracted over 20,000 participants.

      The following table shows the percentage of total sales contributed by the Company's wholesale and retail sales activities during the past three years.

                                    1998         1997         1996
                                    ----         ----         ----
Sales to distributors                76%          73%           70%
Retail sales                         24%          27%           30%

         During 1998, the Company continued to direct its marketing efforts toward strengthening relations with its existing distributors and adding new distributors. The Company plans to focus marketing efforts during 1999 on further developing its distributor network with an emphasis on its electronic bingo products. The Company has also sponsored group seminars designed to assist distributors and other customers in developing and refining sales and marketing programs and to introduce new products. The Company believes the seminars have been well received by its distributor network and have been successful in enhancing customer relations and generating incremental sales. Company sales personnel also conduct seminars with individual distributors designed to assist them in developing sales and marketing programs, to educate distributors in ways of improving the success of their customers' fund-raising efforts and to provide management assistance to certain distributors. The Company makes available to distributors catalogs of the Company's full product line on which distributors may imprint their names and which they may give to their customers.

         The Company markets the bingo hall equipment, as well as the fixed-base and hand-held electronic bingo systems through the Company's distributor network, by submitting proposals to bid tenders by governmental entities, principally in the United States and Canada, by soliciting for-profit gaming markets, and by submitting proposals directly to Native American gaming facilities. Solicitation of charitable and for-profit gaming markets is performed primarily by the Company's existing sales staff. The Company also markets its equipment at selected trade shows and exhibitions.

         Bazaar's bingo products are marketed principally through Company-owned locations, independent distributors and government agencies. The independent distributors are located in the Provinces of British Columbia, Newfoundland, Ontario, Quebec and Saskatchewan. Government agencies distribute bingo paper products exclusively in the Provinces of British Columbia and Manitoba. Company-owned distribution outlets operate in the Provinces of Alberta, Manitoba, New Brunswick, Nova Scotia and Ontario.

FOREIGN AND EXPORT SALES

         To date, the Company has not had a significant volume of export sales. During 1998, approximately 69% of sales were to the United States, 30% to Canada, with the balance representing sales to other foreign countries. For further information regarding foreign and domestic operations and export sales (see "Note 16 to Notes to Consolidated Financial Statements").

         No single customer accounted for more than 10% of the Company's gross revenues during 1998, 1997 or 1996.

SEASONALITY

         The Company's business is somewhat seasonal as its sales are traditionally stronger during the first half of the year than during the second half of the year.

BACKLOG

         As of December 31, 1998 and 1997, the dollar amount of backlog orders believed to be firm amounted to $2,924,000 and $1,425,000, respectively.

MANUFACTURING PROCESS

         The Company utilizes technologically advanced equipment to manufacture its products. Manufacturing personnel take an active part in the research and development process to ensure that continual improvements in cost control, quality and technology are achieved. The Company has undertaken a project to implement perpetual inventory and material resource planning programs at all manufacturing locations via networking on a main frame computer. The Company has implemented this project at certain of its locations and plans to implement the project at all principal locations by the end of 1999.

         On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade") (the "Trade Acquisition"). The Company's domestic pulltab ticket production is consolidated at Trade's manufacturing facility in Lynnwood, Washington. The Company began to consolidate the Company's domestic production of bingo paper and ink dabbers is consolidated at its Texas border facilities. The Company has recently engaged an independent consulting firm to determine if other consolidation efforts would be beneficial to the Company.

         BINGO PAPER. The Company manufactures bingo cards on a number of specialized high-speed web presses capable of printing a variety of different game cards in configurations of 24, 30, 36 and 48 cards per sheet. The bingo cards are produced for inventory and then sold unfinished or are cut and packaged to meet customer specifications.

         The introduction of a new sophisticated laser printer in fiscal year 1997 has enabled the Company to manufacture in excess of 3,000,000 unique bingo cards for use primarily in satellite and high stakes games. The Company as a result, is actively servicing those markets.

         INK DABBERS. The Company fills ink dabbers and refills through automated liquid filling lines. The Company has the ability to customize ink dabbers by applying unique and distinct labels. A number of ink formulas have been developed specifically for use in the bingo industry, but the ink markers have also been sold to a variety of other markets.

         PULLTAB TICKETS. In manufacturing pulltab tickets, the Company utilizes a number of high speed, multicolor offset presses and a variety of other equipment, including laminators, collators, die-cutters and serial numbering machinery.

SUPPLIERS

         The components for the Company's bingo equipment and the paper and other materials used in printing bingo sheets and pulltab tickets, are generally available from various suppliers at competitive prices. As a result, the Company is generally not dependent on any single supplier. The Company experienced stable prices in paper products during 1997. During 1998, the price of paper products increased slightly. The equipment, accessories and supplies which the Company distributes are standard items and are available from other manufacturers.

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company maintains a continuous product development program intended to enhance the Company's product lines and, thus, increase the Company's market penetration. Product development efforts in the bingo paper and pulltab ticket product lines are directed toward new product development, as well as, improvement of the graphic design of its current lines. The market for pulltab tickets, in particular, is ever-changing, requiring the continual introduction of new pulltab tickets in response to changing consumer preferences of design and color.

         The Company has substantially increased its commitment to the growing importance of electronic bingo systems in the Company's overall product mix by increasing the resources for development of its electronic bingo products. The Company believes that as a result of this increased commitment, the Company's electronic bingo systems have innovations unique in the industry and that the features offered in its electronic bingo systems are as comprehensive as any found in the market place. The Company is currently developing the next generation of the Company's fixed-based and hand-held electronic bingo products. These products were introduced at the Bingo World Expo in the first quarter of 1999. The Company expects to have initial sales of these products in the second quarter of 1999.

         The Company continually updates and redesigns its bingo hall equipment products in an effort to maximize the utility, ease of use and reliability of these products. A significant effort is being devoted to the diversification of products within the electrical equipment product line in response to the trend within the bingo and gaming industries toward the adaptation of electrical and mechanical devices. In particular, in 1998 the Company introduced a new PC-based bingo blower and desk that offers increased video capabilities and a touch screen user interface during the fourth quarter of 1998.

GOVERNMENT REGULATIONS

         OVERVIEW. The Company is subject to regulation in most jurisdictions in which its bingo, bingo-related products (including pulltabs) and electronic gaming systems are sold or used by persons or entities licensed to conduct gaming activities. The gaming regulatory requirements vary from jurisdiction to jurisdiction and licensing, other approval or finding of suitability processes with respect to the Company, its personnel and its products, can be lengthy and expensive. Many jurisdictions have comprehensive licensing, reporting and operating requirements with respect to the sale and manufacture of bingo and bingo-related products, including bingo paper, pulltab tickets and electronic bingo equipment. These licensing requirements have a direct impact on the conduct of the day-to-day operations of the Company. Generally, gaming regulatory authorities may deny applications for licenses, other approvals or findings of suitability for any cause they may deem reasonable. There can be no assurance that the Company, its products or its personnel will receive or be able to maintain any necessary gaming licenses, other approvals or findings of suitability. The loss of a license in a particular jurisdiction will prohibit the Company from selling products in that jurisdiction and may prohibit the Company from selling its products in other jurisdictions. The loss of one or more licenses held by the Company could have an adverse effect on the Company's business.

         NATIVE AMERICAN GAMING. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state and the IGRA. Under the IGRA, gaming activities are classified as Class I, II or III. Class II gaming includes bingo, and, if played at the same location as bingo, pulltab tickets. Class III gaming includes slot machines, video lottery terminals and casino style games. Native American tribes may conduct Class II gaming under the IGRA without having entered into a written compact with the state in which gaming is conducted if such state permits Class II gaming, but must enter into a separate written compact with the state in which they are located in order to conduct Class III gaming activities. Tribal-state compacts vary from state to state. Many compacts require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe, some establish equipment standards that may limit or prohibit the placement of electronic gaming systems on Indian lands, and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under the IGRA, tribes are required to regulate all gaming under ordinances approved by the Chairman of the National Indian Gaming Commission ("NIGC"). Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

         REGULATION OF TRADITIONAL BINGO PRODUCTS AND PULLTAB TICKETS. Traditional paper bingo is legal in all states in the United States except Arkansas, Hawaii, Tennessee and Utah, and is legal in all provinces and territories in Canada.

         Pulltab tickets currently are legal for sale in 41 states. Each state has developed regulations that impact the style of play for its market. In several states, including Alaska, Minnesota, Nebraska, North Dakota, Ohio and Washington, it is legal for bars and taverns to sell pulltab tickets on their premises. In Minnesota, Ohio and North Dakota, pulltab tickets are sold by licensed nonprofit organizations in taverns, while in Alaska and Nebraska, taverns sell pulltab tickets as sales agents of licensed nonprofit organizations. In Washington, taverns sell pulltab tickets directly to their customers.

         At present, the states of Alaska, Colorado, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Hampshire, New Jersey, New York, North Dakota, Oklahoma, Pennsylvania, South Carolina, South Dakota, Texas, Vermont, Virginia, Washington, West Virginia and Wisconsin require bingo and/or charitable gaming manufacturers and/or suppliers to be licensed. The Company is currently licensed in each of these jurisdictions, except for Maine. The Company has not applied for a license in Maine and does not conduct activities which it believes are subject to licensing in that state. The Company is permitted to and does ship products to licensed distributors in Maine. The Company also holds a Bingo Suppliers License in Los Angeles, California and in Anne Arundel County, Maryland and licenses from several Native American tribes that require licensing through their own tribal gaming commissions. The Company is registered in the Provinces of Ontario, Manitoba, New Brunswick and Nova Scotia which require the registration of manufacturers.

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

         Because not all of the Company's products are legally allowed to be sold in every locality to which the Company ships products, the Company routinely contacts state agencies to determine the existence and nature of any state and local restrictions applicable to its products in order to comply with such restrictions.

         REGULATION OF ELECTRONIC GAMING SYSTEMS. The Company's electronic products, including System 12(TM) and Power Bingo King(TM), are more heavily regulated than traditional paper bingo, and federal, state, provincial, tribal and local regulations vary by jurisdiction.

         IGRA defines Class II gaming to include "the game of chance commonly known as bingo, whether or not electronic, computer or other technologic aids are used in connection therewith," and defines Class III gaming to include "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." The Company believes that both its System 12(TM) and Power Bingo King(TM) are Class II games. In the event that either System 12(TM) or Power Bingo King(TM) is classified as a Class III device, such a designation would either (a) reduce the potential market for the devices, because only Indian gaming halls that had entered into a Tribal-State Compact that permits Class III electronic gaming systems would be permitted to use the device, or (b) require the Company to modify System 12(TM) or Power Bingo King(TM) to have it reclassified as a Class II game. If programmed to play video poker, video keno, video bingo, video slots or video pulltab tickets, System 12(TM) is properly classified as a Class III gaming system subject to the full range of regulations applicable to such systems.

         Electronic bingo is less widely permitted than paper bingo. Electronic bingo is currently operated at locations in over 25 states. Because many state laws and regulations are silent with respect to electronic bingo, changes in regulatory and enforcement policies could impact the continued operation of electronic bingo in these states.

         Some jurisdictions require the inspection, approval or modification of electronic bingo systems before sale in those states. In February 1998, the Company announced that the Texas Lottery Commission had approved the Company's application to enter the Texas market with its fixed-base product System 12(TM). The Company has submitted System 12(TM) for approval in Mississippi but has not yet submitted, nor received, approval for System 12(TM) in any other charitable gaming jurisdiction in the United States (other than various tribal locations). The Company is licensed by the Colorado Limited Gaming Commission to manufacture and sell slot machines in Colorado. This license will permit the Company to market System 12(TM) in Colorado once the system is tested and approved by the Commission.

         Though Canadian federal law prohibits the playing of games of chance on or through slot machines, computer or video devices, this law excepts playing such games in halls operated or authorized by the provincial governments. The Manitoba Lottery Corporation has installed System 12(TM) in its government-owned bingo halls. The Company is currently marketing System 12(TM) to the other provincial governments. Ontario is currently the only province that permits the use of hand-held bingo systems, and such systems are only permitted to be used in conjunction with paper bingo.

         GENERAL REGULATION OF STOCKHOLDERS AND OTHER SECURITYHOLDERS OF PUBLICLY TRADED CORPORATIONS. In certain jurisdictions, any beneficial owner of the Common Stock may be subject on a discretionary basis to being required to file applications with gaming regulatory authorities, to being investigated and found suitable or to being qualified. The gaming laws and regulations of some jurisdictions provide that beneficial owners of more than 5% of the Common Stock and, potentially, holders of the debt securities of the Company may be subject to certain reporting procedures and may be required to be investigated and licensed, qualified or found suitable. The Company's Certificate of Incorporation authorizes the Company under certain circumstances to redeem, at the lesser of the holder's original investment in the Company or the current market price, the Common Stock held by any person whose status as a shareholder may jeopardize the Company's gaming licenses or approvals.

         FEDERAL REGULATION. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful for a person to transport in interstate or foreign commerce or receive from interstate or foreign commerce any gambling device or component thereof, unless the person is registered with the Attorney General of the United States. The Company has registered and must renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act.

Violation of the Federal Act is a criminal act and penalties may include seizure and forfeiture of the equipment as well as other penalties.

         APPLICATION OF FUTURE OR ADDITIONAL REGULATORY REQUIREMENTS. In the future, the Company intends to seek the necessary licenses, approvals and findings of suitability for the Company, its products and its personnel in all jurisdictions throughout the world where significant sales are anticipated to be made. However, there can be no assurance that such licenses, approvals or findings of suitability will be obtained, that they will not be revoked, suspended or conditioned or that they will be obtained in a timely manner. If a license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek, does not receive the necessary approved license or finding of suitability, or the necessary license approval or finding of suitability is revoked, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

COMPETITION

         The markets in which the Company's products compete are extremely competitive. The principal competitive factors in the bingo paper and pulltab ticket markets are quality, service and price. The Company's major competitor in the bingo paper and pulltab markets is Arrow International. The Company's electronic bingo systems, System 12(TM) and Power Bingo King(TM), compete with a number of other manufacturers of electronic bingo systems, none of whom manufacture a full line of bingo and bingo-related products. The Company also competes with other forms of entertainment such as lotteries, on-line gaming products and the continued expansion of the legalization by the United States, Canada and other foreign jurisdictions of casino gaming. While there can be no assurances that the Company will continue to remain competitive in these or other areas, the Company believes that through its strong distribution network, manufacturing facilities and technology it will be able to maintain its unique position as a manufacturer of a full line of both consumable and electronic bingo and bingo-related products.

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

EMPLOYEES

         As of December 31, 1998, the Company had 1,740 full-time employees in the United States, Canada and Mexico. Approximately 250 employees of Stuart Entertainment Mexico are members of a union subject to a collective bargaining agreement. The collective bargaining agreement does not place any significant financial or operational burdens on the Company. The Company considers relations with its employees to be good.

ENVIRONMENTAL LAW COMPLIANCE

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

ITEM 2.  PROPERTIES

FACILITIES

 The Company's corporate offices are located in Council Bluffs, Iowa. The following table sets forth the principal properties of the Company as of December 31, 1998.

                                                                           OWNED OR            EXPIRATION          SQUARE
  LOCATION                         BUSINESS SEGMENT                         LEASED                DATE              FEET
  --------                         ----------------                         ------                ----              ----
Council Bluffs, Iowa               Corporate Office                         Leased            12/31/1999(1)        25,000
McAllen, Texas                     Bingo paper                              Leased            03/31/2008(2)       157,600
                                   Ink dabbers
                                   General Merchandise
Reynosa, Mexico                    Bingo paper                              Leased            08/15/2005(2)       130,132
St. Catharines, Ontario            Bingo paper                              Leased            08/31/2000(3)       158,000
                                   Pulltab tickets
                                   Ink dabbers
St. Catharines, Ontario            General merchandise                      Leased            08/31/2000(3)        24,057
Littleton, Colorado                Video King gaming systems                Leased            08/31/2001(3)        20,000
                                   Bingo hall equipment
Lynnwood, Washington               Pulltab tickets                          Leased            11/13/2006(4)       165,000
                                   Bingo paper

---------

(1) The Company amended the lease agreement on June 30, 1998. Pursuant to this amendment, the Company has the option to renew the lease for one additional nine month period.
(2) The Company has the option to renew this lease for one additional five-year period.
(3) The Company has the option to renew this lease for two additional five-year periods.
(4) The Company has the option to renew this lease for one additional ten-year period.

         Substantially all of the Company's property and equipment are subject to liens to secure borrowings by the Company under the Credit Facility (or other financing agreements).

         In general, the Company's properties and equipment are in good condition and are considered to be adequate for their present use.

ITEM 3.  LEGAL PROCEEDINGS

         In July 1995, the Company was sued by Fortunet, Inc. ("Fortunet") for alleged patent infringement in the United States District Court for the District of Nevada. Fortunet seeks an injunction and monetary damages. The Company's involvement in the suit has two aspects. The first aspect involves a competitor's product, which the Company marketed for a brief period of time. The second aspect involves two of the Company's electronic gaming products, the System 12(TM) gaming system and the Power Bingo King(TM) portable hand-held bingo system, which are alleged to infringe on one or more of three of its patents. The Company believes that its products do not infringe the patents and furthermore that the patents are invalid. The Company is defending the suit on those bases. As to the first issue, that of infringement, the District Court has ruled on summary judgement (i) that System 12(TM) gaming system infringes two of the three patents (the Company will appeal that ruling at the appropriate time), and (ii) that neither the Power Bingo King(TM) hand-held system nor the competitor's product infringes either of those two patents. Action on the remaining patent has been stayed pending the outcome of reexamination proceedings in the U.S. Patent and Trademark Office. The district court recently denied Fortunet's motion for a permanent injunction against the Company's sales of the System 12(TM) gaming system, on grounds that the issue of the validity of the patents has not yet been decided. Trial may occur during the second half of 1999. If necessary, the Company intends to appeal the district courts ruling that the System 12(TM) gaming system infringes on two of the three patents at issue.

         In July, 1998, the Company was sued by Clarence J. Venne, Inc. ("Venne") in the United States District Court for the Eastern District of Pennsylvania. Venne seeks unspecified monetary damages, treble damages and injunctive relief. Venne asserts patent infringement claims and trademark infringement claims. The Company counterclaimed for trademark infringement. The plaintiff's claims are all in connection with bingo marker bottles introduced by the Company in 1998, which Venne alleges infringes on a certain utility pattern. Venne also alleges that the Company's "Dab Ez"(SM) service mark infringes one of Venne's trademarks. The Company has asserted defenses to the claims. Discovery is proceeding and settlement discussions are scheduled.

         In June 1996, the Company was sued by Arrow International in the United States District Court for the Northern District of Ohio. The suit related to patent infringement claims. The suit was settled by the parties on October 16, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of the period covered by this Report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

         The Common Stock is traded on The Nasdaq OTC Bulletin Board under the symbol "STUA."

         The following table shows the high and low closing sales prices for the Common Stock during each calendar quarter within the past two years. Prior to August 22, 1997, the Common Stock was traded on the Nasdaq National Market and between August 23, 1997 and July 28, 1998, the Company Stock was traded on the Nasdaq SmallCap Market (see "Business -- Certain Recent Developments -- Delisting from Nasdaq SmallCap Market; Disclosure Relating to Low Priced Stock").

1997:                                    HIGH              LOW
-----                                    ----              ---
         First Quarter                   $5 3/4            $3 7/8
         Second Quarter                  $4 3/8            $2 5/8
         Third Quarter                   $3 1/4            $2
         Fourth Quarter                  $3                $1 5/16

1998:                                    HIGH              LOW
-----                                    ----              ---

         First Quarter                   $2  9/16          $1 10/16
         Second Quarter                  $2                $1  1/8
         Third Quarter                   $1 11/16          $  33/64
         Fourth Quarter                  $  13/16          $   1/8

         At March 31, 1999, the Common Stock was held by 1,515 stockholders of record.

         The Company has not paid any cash dividends on its Common Stock during the past two years. The payment of cash dividends is restricted by the Credit Facility and the indenture for the Notes.

ITEM 6.       SELECTED FINANCIAL DATA

         The financial data presented below are derived from the consolidated financial statements of the Company. The selected financial data for each of the fiscal years in the five-year period ended December 31, 1998 are derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants. The selected financial information set forth in the table below is not necessarily indicative of the results of future operations of the Company and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and independent auditors' report, contained herein.

(IN THOUSANDS, EXCEPT PER SHARE DATA)                1998            1997          1996           1995           1994
                                                     ----            ----          ----           ----           ----
SUMMARY OF OPERATIONS:(1)
Net sales                                          $ 118,642      $ 121,578      $ 108,705      $ 107,989      $  57,915
Gross margin                                          33,446         36,324         32,659         33,267         14,928
Income (loss) before extraordinary item (2)          (19,221)       (13,145)        (1,298)           786         (1,608)
Net income (loss) (2)                                (19,221)       (13,353)        (2,231)           786         (1,608)
Earnings (loss) per share before extraordinary
  item - basic                                         (2.77)         (1.91)         (0.19)          0.12          (0.45)
Earnings (loss) per share before extraordinary
  item - diluted                                       (2.77)         (1.91)         (0.19)          0.12          (0.45)
Earnings (loss) per share-basic                        (2.77)         (1.94)         (0.33)          0.12          (0.45)
Earnings (loss) per share-basic                        (2.77)         (1.94)         (0.33)          0.12          (0.45)

FINANCIAL CONDITION:
Working Capital                                       29,179         37,578         54,025         20,018         14,454
Current ratio                                            2.3            2.9            3.5            1.8            1.7
Total Assets                                         136,699        137,824        154,595         98,994         88,977
Long-term debt                                       119,757        100,665        100,396         39,586         34,146
Stockholders' equity (accumulated deficit)            (4,891)        16,732         30,358         32,040         30,153

OTHER FINANCIAL DATA:
EBITDA adjusted (2) (3)                            $   2,040      $   7,872      $  12,049      $  12,117      $   1,088
Net cash flows from operating activities (2)         (11,846)          (113)         1,464         (1,790)         1,202
Net cash flows from investing activities              (8,168)        (5,965)       (38,150)          (682)       (30,396)
Net cash flows from financing activities              17,226           (661)        49,464          1,260         30,822

-----------------------
(1) On December 13, 1994, the Company completed the acquisition of Bazaar. On November 13, 1996, the Company completed the acquisition of Trade. On June 1, 1998, the Company completed the acquisition of ABS. On November 1, 1998 the Company completed the acquisition of Bingo Systems & Supply, Inc. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the operating results of Bazaar, Trade, ABS and Bingo Systems have been included with the Company's since the date of acquisition. See Note 3 to Notes to Consolidated Financial Statements of Stuart included herein.

(2) Income (loss) before extraordinary item, net income, EBITDA and net cash flows from operating activities for 1998 were reduced by $5,833 of unusual charges for inventory reserves, bad debt reserves, executive severance's and other nonrecurring costs. 1997 amounts were reduced by $2,514 of nonrecurring charges related to consolidation activities and unusual legal and bad debt reserve charges. (See Management's Discussion and Analysis of Financial Condition and Results of Operations"). Excluding these charges, EBITDA on a normalized basis for 1998 and 1997 was $7,873 and $10,386, respectively.

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

The Company believes that EBITDA data may help to understand the Company's performance because such data may reflect the Company's ability to generate cash flow, which is an indicator of its ability to satisfy its debt service, capital expenditure and working capital requirements.

Because EBITDA is not calculated by all companies and analysts in the same fashion, the EBITDA measures presented by the Company may not be comparable to similarly-titled measures reported by other companies. Therefore, in evaluating EBITDA data, investors should consider, among other factors: the non-GAAP nature of EBITDA data; actual cash flow; the actual availability of funds for debt service, capital expenditures and working capital; and the comparability of the Company's EBITDA data to similarly-titled measures reported by other companies.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this report that are not historical fact are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995), which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates," or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the timing, costs and scope of its acquisition of, or investments in, the bingo industry and new product development, the implementation of any form of restructuring transaction, year 2000 matters and other matters contained in this report or the documents incorporated by reference regarding matters that are not historical facts, are only predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While sometimes presented with numerical specificity, these projections and other forward-looking statements are based upon a variety of assumptions relating to the business of the Company, which, although considered reasonable by the Company, may not be realized. Because of the number and range of the assumptions underlying the Company's projections and forward-looking statements, many of which are subject to significant uncertainties and contingencies that are beyond the reasonable control of the Company, some of the assumptions inevitably will not materialize, and unanticipated events and circumstances may occur subsequent to the date of this report or the documents incorporated by reference. These forward-looking statements are based on current expectations and the Company assumes no obligation to update this information. Therefore, the actual experience of the Company and results achieved during the period covered by any particular projections or forward-looking statements may differ substantially from those projected. Consequently, the inclusion of projections and other forward-looking statements should not be regarded as a representation by the Company or any other person that these estimates and projections will be realized, and actual results may vary materially. There can be no assurance that any of these expectations will be realized or that any of the forward-looking statements contained herein will prove to be accurate.

GENERAL

         The Company has incurred net losses of $19,221,000, $13,353,000 and $2,231,000 in 1998, 1997 and 1996, respectively. Management believes that the Company's operations have been adversely impacted by increased competition, including competition from companies which have quickly introduced new forms of gaming. The Company has attempted to offset the increase in competition by developing electronic bingo and pulltab systems and by consolidating manufacturing operations. Additionally, the Company has been pursuing an aggressive acquisition program in an effort to broaden its product offerings quickly. These actions have not yet offset the effects of declining margins caused by increased competition and the apparent decline in the popularity of traditional forms of bingo and pulltabs.

         The markets for the Company's products are intensely competitive and are subject to continuous, rapid technological change, short product life cycles and aggressive pricing. The Company competes in markets that includes a narrow customer base. The Company competes primarily on the basis of technology, product availability, performance, quality, price, reliability, distribution and customer service.

         Results for the year ended December 31, 1998 included unusual charges for (i) a charge in the fourth quarter for executive severance of $0.7 million,
(ii) a charge of $2.1 million recorded in the fourth quarter for the diminution in the value of inventory due to obsolescence, (iii) a $2.6 million charge to increase the allowance for bad debts for trade accounts and notes receivable in default of recovery and (iv) a $0.5 million charge for other nonrecurring costs.

         Results for the year ended December 31, 1997 include several unusual charges as the Company began the transition to complete the consolidation of its U.S. manufacturing operations, with pulltab operations completed in the fourth quarter of 1997 and the consolidation of paper and ink operations completed in the fourth quarter of 1998. These charges include (i) a restructuring charge recorded in the fourth quarter of 1997 of $2.3 million related to workforce reductions and an additional charge to complete the consolidation of U.S. manufacturing operations (see "Note 14 to Notes to Consolidated Financial Statements"), (ii) an extraordinary loss recorded in the fourth quarter of 1997 of $208,000, net of income taxes, to write off unamortized debt issuance costs related to early extinguishment of debt under a prior credit agreement (see "Note 7 to Notes to Consolidated Financial Statements"), (iii) a charge of $1.5 million recorded in the first quarter of 1997 related to the application of purchase accounting to the finished goods of Trade that were sold during the first quarter of 1997, (iv) a charge of $1.4 million recorded in the fourth quarter related to inventory levels of the product lines being consolidated, (v) a $0.4 million charge to bring a long term patent infringement lawsuit to trial in 1998 and (vi) a $0.7 million bad debt expense attributable to regulatory actions in the State of Washington and the likely consolidation of distributors in certain markets.

         Results for the year ended December 31, 1996 include unusual charges for (i) a restructuring charge of $3.3 million related to the planned consolidation of manufacturing operations (see "Note 14 to Notes to Consolidated Financial Statements"), (ii) a charge of $1.1 million to cost of goods sold related to the application of purchase accounting to the finished goods of Trade that were sold during the period November 13, 1996 through December 31, 1996 and
(iii) an extraordinary loss recorded in the fourth quarter of 1996 of $933,000, net of income taxes, to write off unamortized debt issuance costs related to the repayment of debt under a prior credit agreement.

MANAGEMENT CHANGES

         A new executive management team was employed in the fourth quarter of 1998 to make operational and strategic changes necessary to realize future growth opportunities and attempt to return the Company to profitability. In this regard, the Company announced the following new officers:

         Joeseph M. Valandra was named Chairman and Chief Executive Officer. Mr. Valandra, formerly Vice President with Grand Casinos, Inc., brings extensive experience in the gaming industry and excellent leadership ability.

         Ernie Marchand, formerly Director of Special Projects with Greg Thompson Production, was elected Executive Vice President and Chief Operating Officer. Mr. Marchand has an extensive background in marketing and operations.

         Lawrence X. Taylor, III was named Executive Vice President and Chief Financial Officer. Mr. Taylor, formerly Director of Financial Planning & Analysis and Director of Investor Relations with Grand Casinos, Inc., brings extensive experience in financial matters, investor relations and gaming industry background.

RESULTS OF OPERATIONS

         The following data sets forth operating data from the Company's Consolidated Statements of Operations, stated as a percentage of net sales.

                                                          YEARS ENDED DECEMBER 31,
                                                     1998           1997           1996
                                                     ----           ----           ----
Net sales                                           100.0%         100.0%         100.0%
Cost of goods sold                                   71.8           70.1           70.0
                                                    -----          -----          -----
Gross margin                                         28.2           29.9           30.0
Selling, general and administrative expenses         33.3           29.8           24.0
Restructuring charge                                   --            1.8            3.0
Legal expenses - unusual patent lawsuits               --            1.0             --
                                                    -----          -----          -----
Income (loss) from operations                        (5.1)          (2.7)           3.0
Interest expense                                     11.3           10.3            4.9
                                                    -----          -----          -----
Loss before income tax benefit                      (16.4)         (13.0)          (1.9)
Income tax benefit                                    0.2            2.2            0.7
                                                    -----          -----          -----
Loss before extraordinary item                      (16.2)         (10.8)          (1.2)
Extraordinary item                                     --            0.2            0.9
                                                    -----          -----          -----
Net loss                                            (16.2%)        (11.0%)         (2.1%)
                                                    =====          =====          =====

During 1998, the Company determined that certain shipping charges previously accounted for as cost of goods sold and selling, general and administrative expenses should be accounted for as a reduction of net sales. The financial results for fiscal years 1997 and 1996 have been restated to conform to the 1998 financial statement presentation. The effect of this restatement was to lower net sales by $3.5 million, cost of goods sold by $2.0 million and selling, general and administrative expenses by $1.5 million, respectively, in 1997 and to lower net sales by $1.9 million, cost of goods by $1.7 million and selling, general and administrative expenses by $0.2 million respectively, in 1996.

Years Ended December 31, 1998 and 1997

         Net Sales. Net sales were $118.6 million for the year ended December 31, 1998, a decrease of $2.9 million or 2.4% from $121.6 million for the year ended December 31, 1997.

         In Canada, sales decreased $2.6 million or 6.9% for the year ended December 31, 1998 compared to the year ended December 31, 1997. Each of the Company's business segments experienced lower sales volumes in Canada in 1998 compared to 1997 with consumable bingo products decreasing $1.2 million or 5.2%, pulltab and lottery products decreasing $0.8 million or 6.4% and electronic bingo products decreasing $0.5 million or 43.8%. Consumable bingo products sales in Canada were adversely impacted by increased competition from manufacturing rivals, as well as from an increase in other forms of gaming. The Canadian pulltab and lottery ticket market continues to be adversely influenced by an increase in government fees, thereby reducing the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $2.5 million or 6.6%.

         Domestically, the Company experienced a slight decrease of $0.3 million or 0.4% for the year ended December 31, 1998 compared to the year ended December 31, 1997. Specifically, consumable bingo products decreased $4.4 million or 9.8%, pulltab and lottery products decreased $0.6 million or 2.0%.

Partially offsetting these decreases was an increase in electronic bingo products of $4.7 million or 52.8% attributable to the increase of $5.0 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems. The sales of consumable bingo products and pulltab and lottery products has been adversely impacted by increased competition from manufacturing rivals and a decline in the popularity of traditional bingo and pulltabs due to the increase in other forms of gaming and entertainment.

         The Company expects the softness in the industry to continue in 1999 due to competitive pressures from other sources of gaming and entertainment. However, the Company expects sales from the Power Bingo King(TM) hand-held electronic bingo systems to continue to increase, which the Company expects will partially offset the softness in consumable bingo products and pulltab and lottery product segments.

         Cost of Goods Sold. Cost of goods sold, as a percentage of sales, was 71.8% for the year ended December 31, 1998, an increase of 1.7 percentage points from 70.1% for the year ended December 31, 1997. In terms of dollars, cost of goods sold was $85.2 million for the year ended December 31, 1998 compared to $85.3 million for the year ended December 31, 1997.

         The increase is primarily attributable to (i) a $2.1 million charge to operations in the fourth quarter of 1998 for unsaleable consumable bingo products and pulltab and lottery products, (ii) production inefficiencies relating to the consolidation of manufacturing operations at the Texas border facilities and (iii) lower demand for the Company's higher margin products. These increases were partially offset by lower pulltab production costs in 1998 compared to 1997 arising from the consolidation of manufacturing operations completed in the second quarter of 1997.

         In Canada, cost of sales decreased $0.1 million or 0.6% in 1998 compared to 1997 primarily attributable to lower sales of electronic bingo products. This decrease was partially offset by a slight increase in the cost of sales for consumable bingo products of $0.1 million or 1.1% due to higher unfavorable production variances.

         Domestically, electronic bingo products cost of sales increased $3.0 million or 51.4% primarily due to the impact of the increase in installation of Power Bingo King(TM) electronic hand-held bingo systems and by an increase of $0.8 million or 2.3% in consumable bingo products due in part to the write down of certain unsaleable inventory and in part to production inefficiencies at the Texas border facilities. These increases in the domestic cost of goods sold were offset by a reduction in the cost of sales for pulltab and lottery products as compared to 1997 arising from consolidating manufacturing.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $39.4 million for the year ended December 31, 1998, an increase of $3.3 million or 9.1%, compared to $36.2 million for the year ended December 31, 1997. The increase is primarily due to (i) executive severance of $0.7 million associated with the contracts of the prior executive management, (ii) increase in bad debt expense of $1.5 million resulting from write-offs of uncollectible accounts and notes receivable, (iii) increase in travel expenses incurred to integrate and reorganize the businesses and (iv) increase in research and development expenses of new and upgraded electronic products. These increases were offset partly by lower telecommunications expenses and the benefit realized by the workforce reduction program the Company implemented in the fourth quarter of 1997.

         Interest Expenses, Net. Interest expense, net of interest income, was $13.4 million for the year ended December 31, 1998, an increase of $0.9 million or 7.3% from $12.5 million for the year ended December 31, 1997. Interest expense, net, as a percentage of sales was 11.3% for the year ended December 31, 1998 compared to 10.3% for the year ended December 31, 1997. The increase is primarily attributable to accrued interest on the Credit Facility borrowings commencing in the second quarter of 1998, lower interest income earned due to higher utilization of cash to operate the business and to slightly higher amortization of deferred debt financing costs.

         Income Tax Benefit. The Company recorded an income tax benefit of $211,000 for the year ended December 31, 1998, compared to $2,637,000 for the year ended December 31, 1997. The effective tax rate was (1.1%) for the year ended December 31, 1998 compared to (16.7%) for the year ended December 31, 1997. The increase in the effective tax rate and the decrease in the income tax benefit is primarily attributable to the increase in the valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependant on many factors, including the Company's ability to generate taxable income in the United States and Canada within net operating loss carryforward periods.

         Net loss. The net loss was $19.2 million for the year ended December 31, 1998, an increase of $5.8 million or 43.9%, from $13.4 million for the year ended December 31, 1997. In 1998, competition had a negative impact on profit margins of the consumable bingo products and pulltab and lottery products segments. In addition, the Company continued to experience production inefficiencies as a result of consolidating the U.S. bingo paper production at the Texas border facilities although this was offset in part by improved pulltab production operating efficiencies. Also, gross margins were negatively impacted by a $2.1 million charge for the write down of obsolete inventory. The Company also incurred higher bad debt expense resulting from a $2.4 million charge in the fourth quarter of 1998 for trade accounts and notes receivable in risk of default, and the Company incurred a $0.7 million charge in the fourth quarter of 1998 for executive severance.

Years Ended December 31, 1997 and 1996

         Net Sales. Net sales were $121.6 million for the year ended December 31, 1997, an increase of $12.9 million or 11.8% from $108.7 million for the year ended December 31, 1996.

         The Company experienced mixed results in each reportable segment in 1997 compared to 1996. Sales of consumable bingo products decreased $2.4 million or 3.4% due to a continuing decrease in sales in the charitable gaming industry, chiefly in domestic markets due to competitive pricing pressures particularly from smaller suppliers and alternative forms of gaming and entertainment. In addition, the consumable bingo products segment was negatively impacted by the Company's ongoing consolidation and relocation of bingo paper and ink dabber manufacturing operations to the Texas border facilities.

         The increase in net sales of $15.7 million in the pulltab and lottery products segments was primarily attributable to the consolidation of Trade which was acquired in the fourth quarter of 1996. Conversely, the Company experienced an adverse effect on pulltab revenues in Ontario, Canada in the third and fourth quarter of 1997 due to uncertainty of the pulltab contract renewal by the Ontario Gaming Commission that partially offset the increase in the sales of pulltab and lottery products in the United States.

         Electronic bingo products resulted in a $0.4 million or 3.8% decrease in 1997 compared to 1996. The decrease is attributable to sales of the System 12(TM) electronic fixed-base gaming systems in 1996 that were not repeated in 1997. The decrease was offset in part by an increase of $2.4 million in sales of Power Bingo King(TM) hand-held electronic bingo systems which was acquired in the third quarter of 1997 and by a $0.3 million or 4.7% increase in bingo hall equipment.

         Cost of Goods Sold. Cost of goods sold, as a percentage of sales was 70.1% for the year ended December 31, 1997 compared to 70.0% for the year ended December 31, 1996. Excluding the application of purchase accounting adjustments recorded in the first quarter of 1997 and the fourth quarter of 1996 to the finished goods inventory of Trade and excluding the impact of Power Bingo King since the acquisition in the third quarter of 1997, cost of goods sold, as a percentage of sales was 69.2% for the year ended December 31, 1997 compared to 69.0% for the year ended December 31, 1996. In terms of dollars, cost of goods sold were $85.3 million for the year ended December 31, 1997, an increase of $9.2 million or 12.1% from $76.0 million for the year ended December 31, 1996.

         The increase in cost of sales, as a percentage of sales, is attributable to a charge of $1.4 million in the fourth quarter of 1997 related to inventory write downs resulting from consolidating consumable bingo products, pulltab and lottery products and electronic bingo products; to production inefficiencies resulting from the consolidation of bingo paper manufacturing operations primarily in Iowa and Texas; ink dabber production inefficiencies in Iowa attributable to high inventory levels and lower product demand; production inefficiencies resulting from the consolidation of pulltab manufacturing in the first half of 1997 from Iowa to Washington; pulltab ticket production inefficiencies in the third and fourth quarter of 1997 in Ontario, Canada due to lagging product sales attributable the uncertainty of the pulltab contract renewal by the Ontario Gaming Commission; and by the effect of the cost of System 12(TM) electronic fixed-base gaming sales in 1996 that did not occur in 1997. These increases were partially offset by the lower raw material newsprint prices in 1997 compared to 1996 and in part to lower pulltab production costs beginning in the second half of 1997 attributable to the consolidation completed in the second quarter of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $36.2 million for the year ended December 31, 1997, an increase of $10.1 million or 38.9% from $26.1 million for the year ended December 31, 1996. The increase is primarily attributable to the consolidation of Trade that added SG&A expenses of $6.2 million.

         Excluding the effect of the consolidation of Trade, the Company's SG&A expenses increased $3.9 million or 15.8%. This increase is primarily due to increases in (i) travel costs incurred to integrate and operate the new businesses, (ii) bad debt expense attributable to regulatory actions in the state of Washington, which adversely affected certain customers' ability to comply with more restrictive repayment terms and the likely consolidation of distributors in certain markets, (iii) salaries and fringe benefits and (iv) unfavorable foreign currency exchange rates.

         Restructuring Charge. The Company, in the fourth quarter of 1997, recorded a restructuring charge of $2,261,000 related to workforce reductions and charges to complete the consolidation of its U.S. manufacturing operations.

         The restructuring charge includes (i) $1,229,000 for severance costs and the buyout of certain employment contracts in order to reduce certain sectors of its U.S. and Canadian workforce to levels more appropriate for the expected adverse impact that the continuing competitive business conditions will have on 1998 and subsequent year's operations, (ii) $1,032,000 for modifications to the manufacturing consolidation plan and (iii) additional costs to complete consolidation of its U.S. manufacturing operations.

         Legal Expenses - unusual patent lawsuit. Legal expenses of $1.2 million were incurred in the year ended December 31, 1997 to litigate a long standing patent infringement lawsuit filed by a competitor, including $400,000 to bring the case to trial in 1998. The trial has been delayed and may occur during the second half of 1999.

         Interest Expense, Net. Interest expense, net of interest income, was $12.5 million for the year ended December 31, 1997, an increase of $7.2 million from $5.3 million for the year ended December 31, 1997. The increase is attributable to interest on the Notes as the private placement (the "Offering") was completed in November 1996.

         Income Tax Benefit. The income tax benefit increased $1.9 million to $2.6 million for the year ended December 31, 1997. The increase is due to the increase in the loss before income tax benefit of $15.8 million for the year ended December 31, 1997 compared to a loss before income tax benefit of $2.0 million for the year ended December 31, 1996. The effective tax rate was (16.7%) for the year ended December 31, 1997 compared to (35.5%) for the year ended December 31, 1996. The decrease in the effective tax rate is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward periods.

         Net loss. The net loss was $13.4 million for the year ended December 31, 1997, an increase of $11.2 million from $2.2 million for the year ended December 31, 1996. The increase in net loss is attributed partially to deteriorating margins due to increased competitive pricing pressures that negatively impacted consumable bingo products and pulltab and lottery products. In addition, the Company's manufacturing operations encountered escalating costs resulting from production inefficiencies due to the consolidation of its U.S. manufacturing operations, as well as a $1.4 million charge in the fourth quarter of 1997 to write down the value of certain inventory for product lines being consolidated. The Company also incurred higher selling, general and administrative expenses to operate the combined businesses as well as additional legal expenses to litigate a patent infringement matter. Interest expense was significantly higher and the increase of $7.2 million is attributable to the interest on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal uses of cash are for the purchase and carrying of inventory, the carrying of accounts receivable and notes receivable, the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the past two years are as follows:

                                                                 1998              1997
                                                                 ----              ----
(DOLLARS IN THOUSANDS)
Working capital                                               $  29,179          $  37,578
Current ratio                                                       2.3                2.9
Total long-term debt                                          $ 119,757          $ 100,754
Stockholders' equity (deficit)                                $  (4,891)         $  16,372
Total capitalization                                          $ 114,866          $ 117,126
Debt to capitalization ratio                                      104.3%              86.0%
Capital expenditures for property, plant and equipment        $   3,726          $   3,525
Capital expenditures for electronic bingo systems             $   4,324          $   1,587

FINANCING ACTIVITIES

         In November 1997, the Company entered into the Credit Facility for a three-year term expiring in November 2000. The Credit Facility, as amended, provides for maximum borrowings of up to $30.0 million of which up to $20.0 million may be borrowed under the U.S. Facility and up to $10.0 million may be borrowed under the Canadian Facility. At December 31, 1998, the Company had borrowed $17,673,000 at a weighted-average interest rate of 8.09% of which $13,850,000 was borrowed on the U.S. Facility and $3,823,000 was borrowed on the Canadian Facility. At December 31, 1997 the Company had not yet drawn any amounts under the Credit Facility. The Company and Bazaar also had $1.2 and $0.2 million, respectively, in stand-by letters of credit secured by the Credit Facility. The letters of credit are considered advances and reduce the availability of the borrowing base. (See "Business - Certain Recent Developments - Credit Facility").

         The Borrowers are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At December 31, 1998, and 1997, $5.1 and $27.7 million, respectively, were available for borrowing under the Credit Facility.

         The Credit Facility generally provides for interest on the US Facility at the prime rate plus 1/4% to 3/4% or at a Eurodollar rate plus 2-1/4% to 2-3/4%, at the option of the Company. The Canadian Facility generally provides for interest at the Canadian prime rate plus 1-1/4% to 1-3/4%.

         The Credit Facility imposes certain covenants and other requirements on the Borrowers. In general, the affirmative covenants provide for mandatory reporting by the Borrowers of financial and other information to the lenders and notice of certain events. The Credit Facility also contains certain negative covenants and restrictions on actions by the Borrowers that, among other things, restrict (i) the incurrence and existence of indebtedness or contingent obligations, (ii) consolidations, mergers and sale of assets, (iii) the incurrence and existence of liens, (iv) the sales of disposition of assets, (v) investments, loans and advances, (vi) the payment of dividends and the repurchases of the Company's common stock (the "Common Stock") and (vii) acquisitions by the Borrowers. In addition under certain circumstances, the Borrowers must meet a minimum level of net worth when the Excessive Availability based on the current borrowing base certificate is less than $5.0 million. The Credit Facility further contains customary events of default including non-payment of principal, interest or fees and violations of covenants.

         Interest on the Notes is payable semi-annually on each May 15 and November 15. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

         The Indenture also provides that upon the occurrence of a Change of Control (as defined in the Indenture), each holder of Notes will have the right to require the Company to purchase all or a portion of such holder's Notes at a purchase price equal to 101% of the principal amount plus accrued interest to the date of purchase. In such event, there can be no assurance that the Company will have available funds sufficient to pay the Change of Control purchase price for all of the Notes, and the Company expects that it would seek third party financing to the extent it does not have available funds to meet its purchase obligations. There can be no assurance that the Company would be able to obtain such financing.

POTENTIAL RESTRUCTURING

         During February 1999, the Company's new management team determined that the financial results for the prior year indicated that the Company's cash flow was not going to be sufficient to service its debt. Therefore, management has been contemplating implementing an operational and financial restructuring. In connection with these efforts, the Company has retained an investment banking firm and certain other advisors to assist it in analyzing its various restructuring alternatives.

         The Credit Facility provides for maximum borrowings of up to $30 million. The Credit Facility imposes certain covenants and other requirements on the Company and Bazaar. The Company expects that it may not comply with certain of the covenants in the Credit Facility, including the requirement that the Company maintain a certain minimum level of net worth. The Company and Congress currently are in the process of negotiating the terms of a Forbearance Agreement with respect to the Credit Facility, and it is expected that the parties will enter into such a Forbearance Agreement in the near future. However, there can be no assurance that a Forbearance Agreement will be entered into in the near future, if at all, and the failure to enter into such an agreement would have a material adverse effect on the Company.

         The Company has $100 million in Notes outstanding, and an interest payment with respect to the Notes is due May 15, 1999. The Company is considering its various alternatives with respect to this payment. In light of the potential restructuring, an ad hoc committee of the holders of the Notes was formed and has retained its own counsel. The Company is in the process of negotiating the terms of a consensual restructuring with the ad hoc committee. Under any restructuring alternative, it is likely that the Notes will be converted into equity, and that the Company's common stock will be subject to substantial dilution or complete elimination as a result of such conversion. However, there can be no assurance that such a consensual restructuring will be consummated, and absent a consensual arrangement, the Company will consider filing for reorganization under Chapter 11 of the Bankruptcy Code to effect a restructuring. Management believes that any contemplated restructuring transaction will be structured to provide the Company with sufficient liquidity during the restructuring period.

         Management believes that, despite the financial uncertainties in the near future, it has under development a business plan that, if successfully funded and executed as part of the restructuring can improve its operating results. The continuing support of the Company's vendors, customers, lenders, stockholders and employees during any restructuring will be the key to the Company's success.

CASH FLOWS

         The cash balances at December 31, 1998, 1997 and 1996 were $4.4 million, $7.1 million and $13.7 million, respectively. The changes in cash for the last three years were:

(DOLLARS IN THE THOUSANDS)                       1998             1997             1996
                                                 ----             ----             ----
Operating Activities:
Net loss                                       $(19,221)        $(13,353)        $ (2,231)
Other operating activities                        5,669            6,173            8,509
Working capital resources                         1,706            7,067           (4,814)
                                               --------         --------         --------
  Total Operating Activities                    (11,846)            (113)           1,464
Investing Activities                             (8,168)          (5,965)         (38,150)
Financing Activities                             17,362             (555)          49,475
                                               --------         --------         --------
  Net change in cash and cash activities       $ (2,652)        $ (6,633)        $ 12,789
                                               ========         ========         ========

         Trade receivables decreased $4.0 million from $23.1 at December 31, 1997 to $19.1 million at December 31, 1998. The decrease was due in part to the charge off of uncollectible accounts and in part to the increase in the allowance for doubtful accounts in the current year. Current and long-term notes receivables decreased from $3.8 million at December 31, 1997 to $3.1 million at December 31, 1998. The decrease was primarily due to the increase in the allowance for doubtful accounts.

         The Company is subject to credit risk through trade receivables and note receivables. Although a substantial portion of the Company's customers ability to pay is dependent upon the bingo, gaming and overall entertainment industries, management believes that credit risk is mitigated due to a large customer base, geographic dispersion and its long standing relationships with many of its customers.

         Inventories increased $1.2 million from $20.9 million at December 31, 1997 to $22.1 million at December 31, 1998. The increase is due primarily to $2.8 million increase in electrical bingo systems, specifically pertaining to the Gold Crown video enhanced pulltab ticket dispenser the company introduced in the third quarter of 1998 and to a lesser extent to a $0.4 million increase in consumable bingo products. This increase was partially offset by a decrease in pulltab and lottery products of $2.0 million due in part to an increase in the reserve for obsolesce and to a planned reduction in product held to meet the anticipated lower product demand.

CAPITAL EXPENDITURES

         The Company's capital expenditures for property, plant and equipment were $3.7 million during 1998 compared with $3.5 million during 1997. The Company's capital expenditure program has historically focused on the purchase of equipment designed to increase production capacity and improve manufacturing efficiencies. During 1998, the Company's capital expenditure program focused on the consolidation of United States manufacturing operations, the purchase of equipment designed to improve manufacturing efficiency and the upgrading and development of management information systems.

         Capital expenditures for electronic bingo systems consist of System 12(TM) and Power Bingo King(TM) electronic bingo systems that are placed in the market and immediately generate revenue on a lease or revenue sharing basis. The Company's $2.7 million increase for electronic bingo systems is primarily due to the manufacture and placement of Power Bingo King(TM) hand-held electronic bingo units. The Company began placing the units following the July, 1997 acquisition of substantially all the assets of Power Bingo Corporation.

INFLATION

         Management does not believe that inflation has had or is expected to have any significant adverse impact on the Company's financial condition or results of operations for the periods indicated.

YEAR 2000 ISSUE

         During 1998, the Company began working to fully determine whether its computer systems and related software would properly recognize the year 2000 and continue to process data. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company has a year 2000 program address (i) central business systems, (ii) site operations, (iii) products and
(iv) major suppliers. The program consists of the following phases awareness, assessment, remediation, testing and contingency planning.

         The Company is in the process of remediation and testing with regard to the central business systems used by the Company. The process includes either hard testing of the systems and subsystems, vendor declaration and certification, or both. Currently, management believes those systems to be date compliant such that they will not pose a significant risk to the Company's future business operations. However, certain information systems pertaining to a recently acquired distributor have been determined to be non compliant. A conversion to the Company's current information systems is scheduled for completion in the fourth quarter of 1999. The cost to bring this distributor's information systems compliant is not expected to be material.

         Teams have been established at each of the Company's principal locations throughout the United States, Canada and Mexico and are charged with assessing the state of compliance for all facility systems and equipment, and developing remediation plans where necessary. A majority of the site assessments have been completed, and the Company expects to complete the evaluation of remediation plans by the end of the second quarter of 1999. In the site locations where the assessments are complete, management currently believes the facilities systems and equipment to be year 2000 compliant such that they will not pose a significant risk to the Company's future business operations.

         The Company produces and markets a wide array of products, many of which do not have year 2000 or date/time issues. A large portion of products that the Company has identified to have year 2000 issues have been declared year 2000 compliant. Other products are either in various phases of testing software upgrades or have final solutions available for implementation. Currently, there is no indication that any of the identified issues will have a material adverse impact on the operation of these products other than through the recording of date and time for reporting purposes.

         Currently, an assessment of major suppliers is being performed with substantial completion expected during the second quarter of 1999. As part of this process the Company will request written assurances from these suppliers that they have year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. There can be no assurance that the systems of suppliers will be successfully converted on a timely basis. The Company, therefore, could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness and other business interruptions.

         Accordingly, the Company has begun developing contingency plans to address potential issues, which include, among other actions, development of emergency back up and recovery procedures, build-up of essential inventories and identification of alternate suppliers. The ultimate effect of the Company or its suppliers not being fully year 2000 compliant is not reasonably determinable. As of the date of this filing, the Company has not finalized a contingency plan to address the failure of the Company or its suppliers to be year 2000 compliant.

         The total amount of costs to be incurred by the Company to address year 2000 issues cannot be reasonably estimated at this time. To date, the Company has not incurred any material costs directly associated with its compliance efforts, except for compensation expenses associated with employees who have devoted some of their time to the Company's year 2000 program. The Company does not expect the total cost of the year 2000 issue to be material to its business, results of operations, liquidity or financial condition.

         In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by on or on-behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

- The Company has incurred a significant amount of indebtedness and a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes.

- Due to the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally may be limited.

- The Credit Facility is subject to variable rates of interest and a substantial increase in interest rates could adversely affect the Company's ability to service the debt obligations under the Credit Facility.

- The ability to meet the financial ratios and tests related to the Company's indebtedness.

- The continued popularity of bingo as a leisure activity and means of charitable fundraising.

- The Company's ability to remain competitive in the bingo paper, pulltab tickets and electronic bingo markets.

-             The Company's ability to maintain relationships with distributors.

- The ability to attract and return highly qualified management and product development personnel.

- Changes in laws or regulatory requirements impacting the conduct of gaming activities and the sale and manufacture of bingo related products including bingo paper, ink dabbers and electronic bingo equipment.

-             Fluctuation in the price of paper.

- The Company's ability to effectively protect its technology from competitors and the costs related thereto.

- The Company's ability to anticipate changing technology and products and to efficiently develop, introduce or obtain the rights to technological advancements and new products that will gain customer acceptance.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The Company has not evaluated the impact of SFAS 133 on the Company's future earnings and financial position, but does not expect it to be material.

         The principal market risks (i.e., the risk of loss arising from adverse changes in market prices and rates) to which the Company is exposed are:

         -        Interest rates on notes receivables.
         -        Commodity prices, affecting the cost of certain raw materials.
         -        Interest rates on the Company's debt.
         -        Foreign exchange rates and other international market risks.

         The Company is exposed to market risk from changes in interest rates. The Company's notes receivable consist primarily of fixed rate interest bearing securities. The total notes receivable at December 31, 1998 was $3.1 million, which approximates 2% of the total assets. Management believes the exposure will be minimal as the Company plans to hold the notes to maturity and the life of the notes is less than two years.

         Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly newsprint, because its ability to recover increased costs through higher pricing may be limited by the competitive environment the Company operates in. The Company does not enter into commodity future and option contacts to manage fluctuations in prices on anticipated purchases of these raw materials. The Company may develop a policy to use such derivative financial instruments only to the extent necessary to manage these exposures.

         The Company's interest sensitive liabilities are its debt instruments consisting of a floating rate U.S. Credit Facility based on the prime rate plus 1/4% to 3/4% or at Eurodollar rate plus 2-1/4% to 2-3/4% and a Canadian Credit Facility at Canadian prime rate plus 1-1/4% to 1-3/4%.

         Because the interest rate on the Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that both the prime (U.S. and Canadian) and Eurodollar interest rates increase. Management does not, however, believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company's interest or available cash.

         A 10% proportionate increase in interest rates in 1999 as compared to the average level of interest notes in 1998, would result in an increase to pretax loss of approximately $0.15 million. This increase to the pretax loss is caused by the Company's variable rate Credit Facility. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to the pretax loss.

         The Company has significant operations in Canada and Mexico. All Canadian activities are recorded in their functional currency and translated to U.S. dollars at current exchange rates, while Mexican activities are maintained in pesos and are translated into U.S. dollars at current exchange rates. Operating in international markets involves exposure to fluctuations in currency exchange rates. The Company does not enter into forward foreign exchange currency contacts to hedge the exposure on the activities of the operating units functional currency to minimize the volatility of reported earnings because the Company does not believe it is justified by the exposure or cost.

         The Company estimates that a 10% decrease in Canadian foreign exchange rate would result in $2.5 million loss in net sales. Management intends to consider whether the management of foreign currency market risk through the use of a variety of financial and derivative instruments would be advantageous.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following table sets forth the name and age of each director of the Company, his principal occupation and business experience during the past five years, and the year of commencement of his term as a director of the Company.


                                               PRINCIPAL OCCUPATION OR EMPLOYMENT DURING                    DIRECTOR
        NAME AND AGE                           THE PAST FIVE YEARS; OTHER DIRECTORSHIPS                      SINCE
        ------------                           ----------------------------------------                      -----
         Sangwoo Ahn               General partner of MLGAL Partners, L.P. since 1987 and a                   1994
            (60)                   managing director of Morgan, Lewis, Githens & Ahn, an investment banking firm, since 1982.  Mr. Ahn also serves as a director of
                                   ITI Technologies, Inc., PAR Technology Corp., Kaneb Services,
                                   Inc., Kaneb PipeLine Partners, L.P., Gradall Industries, Inc.
                                   and Quaker Fabric Corporation.


       Perry J. Lewis              General partner of MLGAL Partners, L.P. since 1987 and a                   1994
            (61)                   managing director of Morgan, Lewis, Githens & Ahn, an investment banking firm, since 1982.  Mr. Lewis also serves as a director of ITI Technologies, Inc., Gradall Industries, Inc., Aon
                                   Corporation and Chancellor Media Corporation.

         Jock Patton               Private investor since 1997, Mr. Patton also served as president           1999
            (53)                   of StockVal, Inc. from November 1993 to June 1997.  Mr. Patton also serves as a director of Hypercom Corporation and JDA
                                   Software Group, Inc. and is a trustee of the Pilgrim Mutual
                                   Funds, a group of eight mutual funds. Mr. Patton was appointed to the board of directors effective February 3, 1999.

          Ira Starr                Managing Director of Long Point Capital, Inc. since January                1994
            (39)                   1998; vice president of Morgan, Lewis, Githens & Ahn, an
                                   investment banking firm, from 1988 to 1993 and a
                                   managing director from 1994 to December 1997.

     Joseph M. Valandra            Chairman of the Board, Chief Executive Officer and President               1998
            (43)                   since October 1998.  Vice President of Grand Casinos, Inc. from
                                   November 1993 to October 1998.


         At each annual meeting of stockholders, the successors to the directors whose terms then expire are elected to hold office for a term expiring at the next succeeding annual meeting. Each director holds office until his successor is elected and qualified.

         Messrs. Ahn, Lewis and Starr were selected as directors pursuant to the terms of a Securityholders' Agreement (the "Securityholders' Agreement") dated as of October 3, 1994 by and among the Company, Bingo Holdings, Inc. and Leonard A. Stuart. The Securityholders' Agreement was amended in connection with the Company's acquisition (the "Trade Acquisition") of Trade Products, Inc. in November 1996 and currently provides that the Board of Directors (the "Board") will be comprised of up to ten members, four of whom an affiliate of Morgan Lewis Githens & Ahn, Inc. (the "MLGA Affiliate") may, but shall not be required to designate for nomination. The MLGA Affiliate has designated as its nominees Messrs. Ahn, Lewis and Starr. The Securityholders' Agreement also imposes certain transfer restrictions on the parties to the Securityholders' Agreement and their affiliated transferees and provides such parties and transferees with demand and incidental registration rights with respect to the Shares.

COMPENSATION OF DIRECTORS

         Effective beginning fiscal year 1999 the Company has agreed to pay its independents directors a $20,000, initial payment plus $2,000 for each board or committee meeting attended up to an annual maximum of $35,000. All directors are reimbursed travel expenses relating to attendance at each meeting.

EXECUTIVE OFFICERS

         Information is set forth below regarding the executive officers of the Company, including their age, principal occupation during the last five years and the date each first became an executive officer of the Company.

                                                                                                EXECUTIVE OFFICER OF
        NAME AND AGE                           PRESENT EXECUTIVE OFFICERS                         REGISTRANT SINCE
        ------------                           --------------------------                         ----------------
     Joseph M. Valandra       Chairman of the Board, Chief Executive Officer and President              1998
            (43)              since October 1998.  Vice President of Grand Casinos, Inc.
                              from November 1993 to October 1998.


       Ernie Marchand         Executive Vice President and Chief Operating Officer since                1998
            (41)              November 1998; Director of Special Projects for Greg Thompson
                              Production from April 1993 to November 1998.

  Lawrence X. Taylor, III     Executive Vice President and Chief Financial Officer since                1998
            (34)              October 1998; Director of Financial Planning & Analysis for
                              Grand Casinos, Inc. from June 1998 to October 1998; Director of Investor Relations for Grand Casinos., Inc. from 1996 to
                              June 1998; Regional Manager - Financial Planning & Analysis
                              for Grand Casinos Resorts, Inc. from 1994-1996.

        Paul Curtin           Senior Vice President - Compliance and Regulatory Affairs                 1999
            (40)              since February 1999.  General Manager - Texas/Mexico from
                              February 1998 to February 1999; General Manager -
                              Mexico since prior to April 1994 to February 1998.

       Dave Facciani          Senior Vice President - Electronic Division since February                1999
            (55)              1999; President of NPB Investments (formerly Power Bingo
                              Corp.) since 1995; President of Power Bingo, Inc. from prior to April 1994 to April 1995.

      Jimmy D. Helton         Senior Vice President - Strategic Planning since February                 1999
            (50)              1999.  Director of Strategic Planning & Analysis from October
                              1998 to February 1999; Construction Controller at Grand
                              Casinos Resorts, Inc. from prior to April 1994 to April 1998.

    Clement F. Chantiam       Senior Vice President - New Business & Special Projects since             1989
            (39)              February 1999.  Executive Vice President from November 1992 to February 1999, and Vice President -
                              Manufacturing from March 1989 to November 1992.

     Leslie A. Lombardi       Senior Vice President - Information Systems since February                1999
            (44)              1999; Vice President Information Systems from July 1997 to
                              February 1999; Manager of Information Technology at Ohmed,
                              Inc. from September 1986 to July 1997.

      Lori McLaughlin         Senior Vice President - Bingo Paper, Ink and General                      1999
            (44)              Merchandise since February 1999.  Divisional Vice President
                              - Tabs Manufacturing November 1996 to February 1999; Vice
                              President Manufacturing for Trade Products, Inc. from prior to April 1994 to November 1996.

       Douglas W. Rye         Senior Vice President - Gaming Ticket Division since February             1999
            (33)              1999; Division Vice President - Canadian Sales from November
                              1996 to February 1999; General Manager of
                              Operations of Bazaar & Novelty from October 1995
                              to November 1996; Controller of Bazaar & Novelty
                              from June 1991 to October 1995.

     Michael A. Schalk        Senior Vice President, General Counsel and Corporate                      1999
            (51)              Secretary since February 1999; Corporate Secretary and
                              Resident Counsel from January 1991 to February 1999.

         Officers serve at the discretion of the Board and are elected at the first meeting of the Board after each annual meeting of stockholders.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more then ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

         Based on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to (i) the Chief Executive Officer ("CEO") and (ii) the Company's other four most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the last fiscal year (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG TERM
                                                   ANNUAL COMPENSATION               COMPENSATION
                                               ---------------------------     -------------------------
                                                                               SECURITIES    ALL OTHER
                                                                               UNDERLYING   COMPENSATION
NAME AND PRINCIPAL POSITIONS                   YEAR   SALARY($)   BONUS($)      OPTIONS#        $(1)
----------------------------                   ----   ---------   --------     ----------   ------------
Joseph M. Valandra,(2)                         1998    54,743     100,000(3)    500,000            --
Chairman of the Board,                         1997        --          --            --            --
Chief Executive Officer and President          1996        --          --            --            --

Albert F. Barber,(2)                           1998   636,610(4)       --       250,000(5)     10,661(6)
Chairman of the Board and                      1997   350,000     115,000       250,000         7,251(6)
Chief Executive Officer                        1996   330,298      50,000       100,000         5,472(6)

Timothy R. Stuart,                             1998   401,489(7)       --        92,000(5)      4,866
President and Chief                            1997   185,000      35,000        92,000        42,480
Operations Officer                             1996   172,000      20,000        27,000        38,650

Clement F. Chantiam,                           1998   154,720          --        89,500         4,598
Executive Vice President                       1997   150,000      20,000        68,500         3,408
                                               1996   132,236      15,000        13,500         2,950

Roy L. Lister,                                 1998   147,073          --        62,500         3,750
Executive Vice President                       1997   150,000      20,000        53,000         3,842
                                               1996   132,500       8,000        13,500         2,580

Paul C. Tunink,                                1998   220,590(8)       --        20,200(5)      2,388
Executive Vice President                       1997   120,000      20,000        22,800         2,680
and Chief Financial Officer                    1996   132,000       8,000         7,800         2,400

(1) The stated amounts are Company contributions to a defined contribution pension plan available to all Company employees, except as otherwise noted.

(2) Mr. Valandra was named Chairman of the Board, Chief Executive Officer and President of the Company in October 1998. Mr. Barber served as Chairman of the Board of the Company from March 1998 to October 1998 and as Chief Executive Officer from December 1994 to October 1998. Mr. Barber resigned from such positions effective October 2, 1998.

(3) Represents amounts paid to Mr. Valandra as a signing bonus per employment agreement.

(4) Includes $317,563 paid for severance per Mr. Barber's employment agreement.

(5) Represents the options granted and does not include any grants surrendered at date of termination.

(6) Represents amounts paid for Mr. Barber by the Company for term life insurance premium.

(7) Includes $245,000 paid for severance per Mr. Stuart's severance agreement. Mr. Stuart resigned from such positions November 16, 1998.

(8) Includes $125,302 paid for severance per Mr. Tunink's severance agreement. Mr. Tunink resigned from such positions effective October 16, 1998

     The foregoing compensation table does not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer listed in the above table, which cannot be precisely ascertained but which is less than 10% of the cash compensation paid to each such executive officer, is not included in such table.

OPTION GRANTS TABLE

     The following table provides information relating to the grant of stock options to the CEO and the Named Executive Officers during the year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
               --------------------------------------------------

                                                                                        POTENTIAL REALIZABLE
                         NUMBER OF       PERCENT OF                                       VALUE AT ASSUMED
                        SECURITIES      TOTAL OPTIONS      EXERCISE                     ANNUAL RATES OF STOCK
                        UNDERLYING       GRANTED TO        OR BASE                      PRICE APPRECIATION FOR
                         OPTIONS        EMPLOYEES IN        PRICE       EXPIRATION          OPTION TERM(1)
NAME                    GRANTED(#)       FISCAL YEAR        ($/Sh)         DATE           5%($)           10%($)
----                    ----------      -------------      --------     ----------       --------        -------
Joseph M. Valandra         200,000          20.5%           $1.00         10/5/08        (17,581)         87,147
                           300,000          30.7%           $1.00         10/5/08        (26,371)        130,720
Albert F. Barber           250,000          25.6%           $3.00         10/2/99       (553,038)(2)    (543,441)(2)
Timothy R. Stuart           92,000           9.4%           $3.00         11/16/99      (226,721)(2)    (224,348)(2)

Clement F. Chantiam           21,000         2.2%      $2.25          3/1/08         25,391         68,200

Roy L. Lister                  9,000         0.9%      $2.25          3/1/08         10,882         29,228

Paul C. Tunink                20,200         2.1%      $3.00          10/16/99     (28,880)(2)     (28,091)(2)

---------------

(1) Potential realizable value is based on the assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(2) Potential realizable value was calculated for Messrs. Barber, Stuart and Tunink's options from the date of grant until the end of the one-year option term. (See "Executive Compensation -- Employment Agreements").

AGGREGATED OPTION EXERCISE AND FISCAL YEAR-END OPTION TABLE

     The following table provides information relating to the exercise of stock options during the year ended December 31, 1998 by the CEO and each of the Named Executive Officers and the 1998 fiscal year end value of unexercised options.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND F-Y END OPTION VALUES

                                                   Number of Unexercised
                                                   Options FY-End(#)(1)
       Name                                      Exercisable/Unexercisable
       ----                                      -------------------------
Joseph M. Valandra                                   200,000/300,000

Albert F. Barber                                    -250,000/-(2)

Timothy R. Stuart                                   -92,000/-(2)

Clement F. Chantiam                                  75,500/14,000

Roy L. Lister                                        56,500/6,000

Paul C. Tunink                                      -20,200/-(2)

 (1) The closing sale price of the Common Stock on December 31, 1998 ($.3906) was used to calculate option value.

(2) Represents the options date of granted under severance agreements. (See "Executive Compensation -- Employment Agreements").

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement as of April 8, 1999 with Joseph M. Valandra, pursuant to which Mr. Valandra serves as the Company's Chief Executive Officer and Chairman of the Board until December 31, 2001. The agreement may be extended upon the mutual written agreement of Mr. Valandra and the Company. Mr. Valandra's annual base compensation is $250,000 and is subject to any increase approved by the Board of Directors of the Company. Additionally, Mr. Valandra is eligible to participate in such bonus or other incentive compensation programs as the Company may adopt from time to time. Mr. Valandra also is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of one and eight-tenths (1.8%) of the equity in the entity resulting from a Conversion Event. "Conversion Event" means (i) the successful consummation of an exchange offer in which the Notes are exchanged for equity interests in the Company, or (ii) the entry of a final and non-appealable order confirming a plan of reorganization for the Company under Title 11, Chapter 11 of the United States Code involving the restructuring of the Company's debt.

     If the employment of Mr. Valandra is terminated by reason of death or disability, by the Company for "cause", by Mr. Valandra without "good reason", or if at the end of the term of his agreement the Company decides to extend the term, but Mr. Valandra decides not to continue in the employ of the Company, the Company will pay Mr. Valandra his accrued base salary, accrued reimbursable expenses, accrued benefits, and accrued bonus, and the Company will allow Mr. Valandra the right to exercise all vested, unexercised stock options. If Mr. Valandra's employment is terminated upon the expiration of the term of his agreement and the Company does not extend the term, in addition to the above mention obligations, the Company will pay Mr. Valandra, a cash lump sum payment in an amount equal to his base salary (as in effect at the time of such termination) for a period equal to 12 months.

     If Mr. Valandra's employment is terminated by the Company without "cause" or by Mr. Valandra for "good reason", the Company will pay Mr. Valandra his accrued base salary, accrued reimbursable expenses, accrued benefits, and accrued bonus. The Company will also pay Mr. Valandra a cash lump sum in an amount determined as follows: (A) prior to any Conversion Event, an amount equal to his base salary (as in effect at the time of such termination) for a period of 36 months; and (B) from and after any Conversion Event, an amount equal to his base salary (as in effect at the time of such termination) for a period equal to the greater of 12 months or the number of months remaining until the expiration of the term of his agreement. Further, Mr. Valandra will have the right to exercise in full all outstanding vested stock options and restricted stock awards for a period of 12 months following termination and, if Mr. Valandra then holds stock options and/or restricted stock awards not fully vested or exercisable, all such options and restricted stock awards will immediately vest in full and become exercisable in accordance with their terms for a period of 12 months following termination.

     The Company entered into substantially similar employment agreements with Lawrence X. Taylor, Executive Vice President and Chief Financial Officer, Ernie Marchand, Executive Vice President and Chief Operating Officer, Jimmy D. Helton, Senior Vice President -- Strategic Planning, Clement F. Chantiam, Senior Vice President -- New Business & Special Projects, and Michael A. Schalk, Senior Vice President, General Counsel and Corporate Secretary, except Mr. Taylor's annual base compensation is $165,000 and he is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of fifty-eight hundredths of a percent (.58%) of the equity in the entity resulting from a Conversion Event; Mr. Marchand's annual base compensation is $150,000 and he is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of sixty-four hundredths of a percent (.64%) of the equity in the entity resulting from a Conversion Event; Mr. Helton's annual base compensation is $140,000 and he is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of fifty-eight hundredths of a percent (.58%) of the equity in the entity resulting from a Conversion Event; Mr. Chantiam's annual base compensation is $160,000 and he is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of two-tenths of a percent (.2%) of the equity in the entity resulting from a Conversion Event; and Mr. Schalk's annual base compensation is $125,000 and he is entitled to a restructuring bonus of thirty percent (30%) of his base salary and an aggregate of two-tenths of a percent (.2%) of the equity in the entity resulting from a Conversion Event.

     By an agreement dated October 2, 1998, Albert F. Barber resigned his position as Chairman and Chief Executive Officer of the Company and as a director of the Company. Under the terms of the Agreement, Mr. Barber remained a salaried employee of the Company until October 31, 1998. Mr. Barber was paid a lump sum of $375,000, less normal withholdings for taxes and ongoing benefits. The Company agreed to continue to pay premiums for two life insurance policies then in effect and continue coverage with similar limits to the life insurance normally available to Company employees for the succeeding year. The Company agreed to provide Mr. Barber with office space until December 31, 1999 and the use of a Company vehicle until June 30, 1999. At the time of his resignation, Mr. Barber had vested stock options to purchase 250,000 shares of the Company's common stock with an exercise price of $3.00 per share. The Company and Mr. Barber agreed to cancel those options, and the Company granted Mr. Barber a non-qualified stock option to purchase 250,000 shares of the Company's common stock with an exercise price of $3.00 per share. The option will expire October 2, 1999.

     By an agreement dated October 16, 1998, Paul C. Tunink resigned his position as Vice President Finance and Chief Financial Officer of the Company. Mr. Tunink received a lump sum severance payment of $128,000, less normal withholdings for taxes and ongoing benefits. In addition, the Company agreed to provide Mr. Tunink with medical and dental benefits under the Company's health plans and to pay him $12,000 in monthly installments for a period equal to the lesser of 12 months or until he was employed by another entity. The Company also provided Mr. Tunink with outplacement counseling and services. At the time of his resignation, Mr. Tunink had vested stock options to purchase 20,200 shares of the Company's common stock with an exercise price of $3.00 per share. The Company and Mr. Tunink agreed to cancel those options, and the Company granted Mr. Tunink a non-qualified stock option to purchase 20,200 shares of the Company's common stock with an exercise price of $3.00 per share. The option will expire October 16, 1999.

     By an agreement dated November 16, 1998, Timothy R. Stuart relinquished his position as President, Chief Operating Officer and director of the Company. Mr. Stuart agreed to be available until December 31, 1998 in an advisory nature to provide information to the management of the Company. In accordance with the terms of the agreement, Mr. Stuart received a lump sum payment of $245,000, less normal withholdings for taxes and ongoing benefits. The Company agreed to pay Mr. Stuart's premiums under the Company's health plan pursuant to the Comprehensive Omnibus Budget reconciliation Act of 1995 (commonly known as "COBRA") until the first to occur of (a) December 1, 1999, or (b) the first date that Mr. Stuart is eligible for health insurance coverage by a succeeding employer offering such coverage. At the time of his resignation, Mr. Stuart had vested stock options to purchase 92,000 shares of the Company's common stock with an exercise price of $3.00 per share. Mr. Stuart and the Company agreed to cancel those options, and the Company granted Mr. Stuart a non-qualified stock option to purchase 92,000 shares of the Company's common stock with an exercise price of $3.00 per share. The option will expire December 1, 1999.

COMPENSATION PURSUANT TO PLANS

     THE 1994 PERFORMANCE STOCK OPTION PLAN. Options to purchase 1,212,400 shares of the Company's common stock were granted directors and officers in 1998. Options to purchase 450,117 shares are available to be granted as of March 31, 1999.

     EMPLOYEE STOCK PURCHASE PLAN. The Company maintains an employee stock purchase plan (the "ESPP") which provides eligible employees the opportunity to purchase shares of the Company's common stock through authorized payroll deductions at 85% of the average market price on the last day of each quarter. All employees who have completed six months of employment of 20 hours per week or greater are eligible to participate in the ESPP. The ESPP qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The total number of shares available for purchase under the ESPP is 287,090. During 1998 the total number of shares purchased under the ESPP was 11,684.

     EMPLOYEE BENEFIT PLANS. The Company maintains a defined contribution pension plan covering substantially all of its employees, including all executive officers (the "US Plan"). Eligible employees may contribute up to 15% of their salaries, not to exceed a government established maximum. Company contributions are the sum of the Company's match of the first 3% of the eligible employee's first 6% of the employee's elective contribution. Company contributions vest over a five-year period During 1998 the Company's contribution to the US Plan was $256,000.

     The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2-1/2% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2-1/2%. Eligible employees may contribute additional amounts in excess of the 2-1/2%, but they are not matched by the Company. During 1998, the Company's contribution to the Canadian Plan was $161,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of outstanding shares as of April 9, 1999, by (i) each person who is known by the Company to own beneficially five percent or more of the outstanding shares of common stock, (ii) the Company's directors, CEO, and other Named Executive Officers, and (iii) all directors and executive officers as a group.

                                                                              Shares
                                                                        Beneficially Owned(1)
                                                                       ---------------------
                                                                                    Percent
Name                                                                   Number       of Class
----                                                                   ------       --------
Leonard A. Stuart ...............................................     1,235,542       17.5%
  c/o Stuart Entertainment, Inc.
  3211 Nebraska Avenue
  Council Bluffs, Iowa 51501

MLGA Fund II, L.P. ..............................................     3,690,053       48.1%
  Two Greenwich Plaza
  Greenwich, Connecticut 06830

Wynnefield Partners SmallCap Value, L.P. ........................       669,500        9.6%
  One Penn Plaza - Suite 4720
  New York, New York 10019

Sangwoo Ahn(2)(3) ...............................................     3,782,359      49.18%

Ira Starr .......................................................         9,961        .11%

Perry Lewis(2) ..................................................     3,805,359       49.5%
  c/o MLGA Fund II, L.P.
  Two Greenwich Plaza
  Greenwich, Connecticut 06830

Albert F. Barber ................................................       250,000        3.5%
  c/o Stuart Entertainment, Inc.
  3211 Nebraska Avenue
  Council Bluffs, Iowa 51501

Joseph M. Valandra ..............................................       200,000        2.8%

Timothy R. Stuart ...............................................       115,000        1.6%

Clement F. Chantiam .............................................        82,500        1.2%

Roy L. Lister ...................................................        82,500        1.2%

Paul C. Tunink ..................................................        20,200        0.3%

All executive officers and directors as a group (15 persons) ....     4,776,546      56.30%

(1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares which may be acquired pursuant to stock options or warrants exercisable within 60 days of March 31, 1999: Mr. Barber, 250,000 shares, Mr. Leonard A. Stuart, 100,000 shares; Mr. Chantiam, 82,500 shares; Mr. Lister 59,500 shares; Mr. Lewis, 744,226 shares; Mr. Ahn, 744,226 shares; MLGA Fund II, L.P., 732,259 shares, Mr. Tunink, 20,200 shares; Mr. Stuart, 92,000 shares; Mr. Starr, 1,282 shares; Mr. Valandra 200,000 shares; and all executive officers and directors as a group, 1,578,625 shares.

(2) Includes 2,957,794 shares owned by MLGA Fund II, L.P. and 732,259 shares owned by MLGA Fund II, L.P. pursuant to a currently exercisable warrant. The two stockholders of Bingo Holdings, Inc. were MLGA Fund II, L.P. and MLGAL Partners, L.P. The general partner of MLGA Fund II, L.P. is MLGAL Partners, L.P. Messrs. Lewis and Ahn are general partners of MLGAL Partners, L.P. and may be deemed to beneficially own these shares. Messrs. Lewis and Ahn disclaim any beneficial interest in all shares owed by MLGA Fund II, L.P. The business address of Messrs. Lewis and Ahn is c/o MLGA Fund II, L.P., Two Greenwich Plaza, Greenwich, Connecticut 06830.

(3) Includes 15,000 shares owned by Mr. Ahn's children and 10,000 shares owned by a family limited partnership. Mr. Ahn disclaims any beneficial interest in all shares owned by his children and the family limited partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE AGREEMENT

    In connection with the Trade Acquisition in November 1996, the Company entered into a lease agreement with Partnership Leasing, L.L.C., a Washington limited liability company, of which Ronald G. Rudy, a former director of the Company, is a member. The term of the lease is for ten years with one ten-year option and covers two buildings in Lynnwood, Washington with a total of 165,000 square feet. The rent is $924,000 per year.

MANAGEMENT CONSULTING AGREEMENT

    Effective February 1, 1996, the Company entered into a Management Consulting Agreement (the "Management Consulting Agreement") with Len Stuart & Associates, Ltd., a Cayman Islands corporation (the "Consultant"). The original term of the Management Consulting Agreement was through December 12, 1999. Under the terms of the Management Consulting Agreement, the Consultant was entitled to receive an annual base fee of $200,000. During the term of the Management Consulting Agreement, the Consultant was also be entitled to receive reimbursement from the Company of all reasonable expenses incurred by it in maintaining its offices including reasonable rent, phone, heating, air conditioning, electric and stationery expenses and salary for an administrative assistant of the Consultant's choice on a basis consistent with past and present practices. In December 1997, the parties entered into an agreement to terminate the Management Consulting Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company paid Mr. Stuart $55,101 upon execution and is also required to pay Mr. Stuart $300,000 with interest, in eight consecutive monthly payments of $38,553 commencing January 13, 1998. In addition, the Consultant had agreed to act as an advisor to the Company until December 1999 for an annual retainer of $30,000 and reasonable expenses incurred in connection with its duties. Effective December 12, 1998, Mr. Stuart terminated his consulting arrangement. Mr. Stuart is President of Len Stuart & Associates, Ltd. and was Chairman of the Board of the Company until August, 1997.

BAZAAR MANAGEMENT GROUP

     Bazaar is a party to a consulting agreement (the "BMG Agreement") dated July 1, 1995 with Bazaar Management Group, Inc. ("BMG"), of which Mr. Stuart is the sole stockholder. Under the BMG Agreement, BMG provides consulting services to Bazaar with respect to Bazaar's business (the "Division") of placing pulltab tickets in convenience stores, retail locations and bingo halls in Ontario, Canada. The net monthly income of the Division is payable as follows: (a) 50% is applied to reduce outstanding bank loans of the Division, (b) 50% of the remaining net income is retained by Bazaar, and (c) 50% of the remaining net income is paid to BMG. During 1998, Bazaar paid BMG $245,000. Bazaar believes that the terms of the BMG Agreement are comparable to those which would have been obtained from unaffiliated third parties.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

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

     (b)  Reports on Form 8-K

          1. The Company filed a Current Report on Form 8-K on October 13, 1998 under Item 5.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STUART ENTERTAINMENT, INC.


Dated: April 15, 1999                 By /s/ Joseph M. Valandra
                                         __________________________________
                                      Joseph M. Valandra, Chairman of the Board,
                                      Chief Executive Officer and President


/s/ Sangwoo Ahn               Director                           April 15, 1999
____________________________
   Sangwoo Ahn


/s/ Perry J. Lewis            Director                           April 15, 1999
____________________________
   Perry J. Lewis

/s/ Jock Patton               Director                           April 15, 1999
____________________________
   Jock Patton

/s/ Ira Starr                 Director                           April 15, 1999
____________________________
   Ira Starr


/s/ Joseph M. Valandra        Chairman of the Board, Chief       April 15, 1999
____________________________  Executive Officer and President
   Joseph M. Valandra


/s/ Lawrence X. Taylor, III   Executive Vice President and       April 15, 1999
____________________________  Chief Financial Officer
   Lawrence X. Taylor, III

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                        PAGE
                                                                        ----
Independent Auditors' Report                                             F-2

Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996                                       F-3

Consolidated Balance Sheets as of December 31, 1998 and 1997             F-4

Consolidated Statements of Stockholders' Equity (Deficit)
 for the Years Ended December 31, 1998, 1997 and 1996                    F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                       F-6

Notes to Consolidated Financial Statements                           F-7 to F-24

Financial Statement Schedule:
  Schedule II - Valuation and Qualifying Accounts                       F-25

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stuart Entertainment, Inc.
Council Bluffs, Iowa

We have audited the accompanying consolidated balance sheets of Stuart Entertainment, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stuart Entertainment, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 30, 1999

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------
                                                                           1998              1997              1996
NET SALES                                                                $ 118,642         $ 121,578         $ 108,705

COST OF GOODS SOLD                                                          85,196            85,254            76,046
                                                                         ---------         ---------         ---------

GROSS MARGIN
                                                                            33,446            36,324            32,659

OTHER EXPENSES:
  Selling, general and administrative expenses                              39,478            36,179            26,055
  Restructuring charge                                                          --             2,261             3,280
  Legal expenses, unusual patent lawsuit                                        --             1,173                --
  Interest expense, net                                                     13,400            12,493             5,337
                                                                         ---------         ---------         ---------
           Other Expenses                                                   52,878            52,106            34,672
                                                                         ---------         ---------         ---------

LOSS BEFORE INCOME TAXES                                                   (19,432)          (15,782)           (2,013)

INCOME TAX BENEFIT                                                             211             2,637               715
                                                                         ---------         ---------         ---------

LOSS BEFORE EXTRAORDINARY ITEM                                             (19,221)          (13,145)           (1,298)

EXTRAORDINARY ITEM - Loss on extinguishment of debt, net of taxes               --              (208)             (933)
                                                                         ---------         ---------         ---------

NET LOSS                                                                 $ (19,221)        $ (13,353)        $  (2,231)
                                                                         =========         =========         =========

NET LOSS PER COMMON SHARE:  basic and diluted
  Loss before extraordinary loss                                         $   (2.77)        $   (1.91)        $   (0.19)
  Extraordinary loss                                                            --             (0.03)            (0.14)
                                                                         ---------         ---------         ---------

  Loss per share                                                         $   (2.77)        $   (1.94)        $   (0.33)
                                                                         =========         =========         =========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                                      6,936             6,868             6,775
                                                                         =========         =========         =========
  Diluted                                                                    6,936             6,868             6,775
                                                                         =========         =========         =========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------
ASSETS                                                                          1998              1997
CURRENT ASSETS:
  Cash and cash equivalents                                                  $   4,447         $   7,099
  Trade receivables, net of allowance for doubtful accounts of $3,735
    and $3,091                                                                  19,124            23,085
  Current portion of notes receivable, less allowance for doubtful
     accounts of $0 and $233                                                     1,587             2,269
  Inventories                                                                   22,111            20,929
  Deferred income taxes
                                                                                 2,886             3,008
  Prepaid expenses and other current assets                                      1,005             1,111
                                                                             ---------         ---------
           Total Current Assets                                                 51,160            57,501

PROPERTY, PLANT AND EQUIPMENT, net                                              29,214            26,471
GOODWILL, net of accumulated amortization of $4,670 and $3,244                  46,894            45,655
OTHER ASSETS, net                                                                9,431             8,197
                                                                             ---------         ---------
                                                                             $ 136,699         $ 137,824
                                                                             =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $     469         $      89
  Trade payables                                                                12,725            10,929
  Accrued payroll and benefits                                                   2,006             2,087
  Other accrued liabilities                                                      5,527             3,180
  Restructuring charge reserve                                                     231             2,841
  Income taxes payable                                                           1,023               797
                                                                             ---------         ---------
           Total Current Liabilities                                            21,981            19,923

LONG-TERM DEBT                                                                 119,288           100,665
DEFERRED INCOME TAXES                                                              178               721
DEFERRED INCOME                                                                    143               143
COMMITMENTS AND CONTINGENCIES (Notes 2 and 13)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock $.01 par value;  30,000,000 shares
    authorized; 6,942,914 and 6,920,140 shares outstanding                          70                70
  Additional paid-in capital                                                    27,767            27,732
  Accumulated deficit                                                          (29,280)          (10,059)
  Treasury stock (56,260 shares at cost)                                          (189)             (189)
  Accumulated other comprehensive loss                                          (3,259)           (1,182)
                                                                             ---------         ---------
           Total Stockholders' Equity (Deficit)                                 (4,891)           16,372
                                                                             ---------         ---------
                                                                             $ 136,699         $ 137,824
                                                                             =========         =========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                               RETAINED
                                                                                               ADDITIONAL      EARNINGS
                                                                                   COMMON       PAID-IN      (ACCUMULATED
                                                                                    STOCK       CAPITAL        DEFICIT)
BALANCE, JANUARY 1, 1996                                                          $     68      $ 26,384      $  5,525
Comprehensive income (loss):
  Net loss                                                                              --            --        (2,231)
  Translation adjustment, net of deferred taxes of $245                                 --            --            --
Total comprehensive loss                                                                --            --            --
Issuance of 111,067 shares from exercise of stock options                                1           412            --
Issuance of 20,000 newly authorized shares                                              --           108            --
Issuance of warrants on 300,000 shares in connection
   with the acquisition of Trade Products                                               --           330            --
Income tax benefit on stock options exercised                                           --           127            --
Paid-in capital from non-qualified stock options issued                                 --             7            --
                                                                                  --------      --------      --------

BALANCE, DECEMBER 31, 1996                                                              69        27,368         3,294
Comprehensive income (loss):
  Net loss                                                                              --            --       (13,353)
  Translation adjustment, net of deferred taxes of $415                                 --            --            --

Total comprehensive loss                                                                --            --            --
Issuance of 90,800 shares in connection with acquisition of Peninsula Sports             1           362            --
Issuance of 1,226 shares sold to Employee Purchase Plan                                 --             2            --
                                                                                  --------      --------      --------

BALANCE, DECEMBER 31, 1997                                                              70        27,732       (10,059)

Comprehensive income (loss):
  Net loss                                                                              --            --       (19,221)

  Translation adjustment, net of deferred taxes of $840                                 --            --            --

Total comprehensive loss                                                                --            --            --

Issuance of 11,090 shares in connection with  acquisition of Sault Ste Marie            --            23            --

Issuance of 11,684 shares sold to Employee Purchase Plan                                --            12            --
                                                                                  --------      --------      --------
BALANCE, DECEMBER 31, 1998                                                        $     70      $ 27,767      $(29,280)
                                                                                  ========      ========      ========


                                                                                                ACCUMULATED
                                                                                                   OTHER
                                                                                  TREASURY     COMPREHENSIVE
                                                                                    STOCK      INCOME (LOSS )      TOTAL

BALANCE, JANUARY 1, 1996                                                          $   (189)      $    252       $ 32,040
Comprehensive income (loss):
  Net loss                                                                              --             --         (2,231)
  Translation adjustment, net of deferred taxes of $245                                 --           (436)          (436)
                                                                                                                --------
Total comprehensive loss                                                                --             --         (2,667)
Issuance of 111,067 shares from exercise of stock options                               --             --            413
Issuance of 20,000 newly authorized shares                                              --             --            108
Issuance of warrants on 300,000 shares in connection
   with the acquisition of Trade Products                                               --             --            330
Income tax benefit on stock options exercised                                           --             --            127
Paid-in capital from non-qualified stock options issued                                 --             --              7
                                                                                  --------       --------       --------

BALANCE, DECEMBER 31, 1996                                                            (189)          (184)        30,358
Comprehensive income (loss):
  Net loss                                                                              --             --        (13,353)
  Translation adjustment, net of deferred taxes of $415                                 --           (998)          (998)
                                                                                                                --------
Total comprehensive loss                                                                --             --        (14,351)
Issuance of 90,800 shares in connection with acquisition of Peninsula Sports            --             --            363
Issuance of 1,226 shares sold to Employee Purchase Plan                                 --             --              2
                                                                                  --------       --------       --------

BALANCE, DECEMBER 31, 1997                                                            (189)        (1,182)        16,372

Comprehensive income (loss):
  Net loss                                                                              --             --        (19,221)

  Translation adjustment, net of deferred taxes of $840                                 --         (2,077)        (2,077)
                                                                                                                --------
Total comprehensive loss                                                                --             --        (21,298)

Issuance of 11,090 shares in connection with acquisition of Sault Ste                   --             --             23
Marie
Issuance of 11,684 shares sold to Employee Purchase Plan                                --             --             12
                                                                                  --------       --------       --------

BALANCE, DECEMBER 31, 1998                                                        $   (189)      $ (3,259)      $ (4,891)
                                                                                  ========       ========       ========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                         1998            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $ (19,221)      $ (13,353)      $  (2,231)

  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Extraordinary item, loss from extinguishment of debt                                     --             328           1,297
    Depreciation and amortization                                                         8,072           7,443           4,515
    Amortization of debt financing fees                                                     644             520             468
    Provision for doubtful accounts                                                       3,290           1,578             (80)
    Equity in (earnings) losses of joint ventures                                             5              (5)             11
    Restructuring charge                                                                     --           2,261           3,280
    Payments on restructuring charge                                                     (2,610)         (2,700)             --
    Deferred income taxes                                                                  (513)         (2,462)           (587)
    Other non-cash expenses - net                                                        (3,219)           (790)           (395)
    Change in operating assets and liabilities, net of amounts from acquisitions          1,706           7,067          (4,814)
                                                                                      ---------       ---------       ---------
           Net cash flows from operating activities                                     (11,846)           (113)          1,464

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                     (2,846)         (4,563)        (37,288)
  Capital expenditures for property, plant and equipment                                 (3,726)         (3,525)         (2,609)
  Capital expenditures for electronic bingo systems                                      (4,324)         (1,587)            (45)
  Proceeds from disposals                                                                   132           3,106             339
  Payments received on notes receivable                                                   2,596           1,373           1,453
  Other                                                                                      --            (769)             --
                                                                                      ---------       ---------       ---------
           Net cash flows from investing activities                                      (8,168)         (5,965)        (38,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Costs of debt financing                                                                  (374)           (651)         (3,873)
  Payments on borrowings under prior credit agreements                                       --              --         (20,917)
  Payments on long-term debt                                                                (85)            (12)        (25,812)
  Payments on LSA purchase price adjustment                                                  --              --            (455)
  Proceeds from issuance of long-term debt                                                   --              --         100,000
  Proceeds from Credit Facility borrowing                                                17,673              --              --
  Proceeds from exercise of stock options                                                    --              --             413
  Proceeds from sale and other issuances of common stock                                     12               2             108
                                                                                      ---------       ---------       ---------
           Net cash flows from financing activities                                      17,226            (661)         49,464

  Effect of currency exchange rate changes on cash of foreign subsidiaries                  136             106              11
                                                                                      ---------       ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (2,652)         (6,633)         12,789

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            7,099          13,732             943
                                                                                      ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $   4,447       $   7,099       $  13,732
                                                                                      =========       =========       =========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(COLUMNAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of Stuart Entertainment, Inc. include its wholly owned subsidiaries and its indirectly wholly-owned subsidiaries (from the date they became indirectly wholly owned) ("the Company"). All significant inter-company transactions and balances have been eliminated in consolidation.

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

      FINANCIAL INSTRUMENTS - The carrying values of certain identified notes receivable are deemed to be reasonable estimates of their fair values. Interest rates that are currently available to the Company for the reissuance of debt with similar terms and remaining maturities are used to estimate fair values of the notes receivable. Based on quoted market prices, the Company's 12.5% Senior Subordinated Notes' approximate current market value of $25,000,000 is substantially less than the $100,000,000 carrying value of these securities. See Note 2 to the Notes to Consolidated Financial Statements for a detailed discussion.

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

      EARNINGS PER SHARE - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

      FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT - The financial statements and transactions of Bingo Press & Specialty Limited ("Bazaar") are maintained in their functional currency of Canadian dollars. Assets and liabilities are translated at current exchange rates at the balance sheet date and stockholders' equity is translated at historical exchange rates. Revenues and expenses are translated at the average exchange rate for each period. Translation adjustments, which result from the process of translating Canadian dollar financial statements into U.S. dollars, are reported as Accumulated Other Comprehensive Income (Loss).

      The financial statements and transactions of Stuart Entertainment S.A. de C.V. (Stuart Entertainment Mexico) are maintained in Mexican pesos and have been remeasured into U.S. dollars. Assets and liabilities are remeasured at the end of period exchange rates, except for property and stockholders' equity which are remeasured at historical exchange rates. Revenues and expenses have been remeasured at average exchange rates for the periods, except for depreciation, which has been remeasured at historical exchange rates. Gains and losses from remeasurement are recognized currently in operations. For the years ended December 31, 1998, 1997 and 1996, the Company recognized a remeasurement (gain) loss of $169,000, ($50,000) and ($12,000), respectively.

      INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost, less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful lives of the respective assets, as follows:

      Buildings and improvements                          2-20 years
      Equipment                                           3-20 years
      Electronic bingo systems                            2-3  years

      INVESTMENTS - Investments in the common stock of certain affiliated companies are accounted for using the equity method if the Company has the ability to exercise significant influence over the investee's operations and financial policies. Otherwise, the cost method is used.

      DEFERRED FINANCING FEES - Deferred financing fees are being amortized to interest expense using the straight-line method over the respective terms of the credit agreements; three years for the Credit Facility (as defined in Note 2 to the Notes to the Consolidated Financial Statements) and eight years for the Senior Subordinated Notes.

      GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The Company reviews its intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such asset may not be recoverable. In such cases, the expected future cash flows (undiscounted and without interest charges) resulting from the use of the asset are estimated and an impairment loss recognized if the sum of such cash flows is less than the carrying amount of the asset. Should such an assessment indicate that the value of the intangible asset might be impaired, an impairment loss is recognized for the difference between the carrying value of the asset and its estimated fair value. Goodwill is amortized on a straight-line basis over periods ranging from ten to forty years. See Note 2 to the Notes to Consolidated Financial Statements for further discussion.

      INCOME TAXES - The Company uses the balance sheet approach of accounting for income taxes, whereby deferred assets and liabilities are recorded at the tax rate currently enacted. The Company's future results may be affected by changes in the corporate income tax rate.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense as incurred. For the years ended December 31, 1998, 1997 and 1996, costs of approximately $584,000, $260,000 and $143,000, respectively, were charged to expense.

      REVENUE RECOGNITION - The Company records revenue as products are shipped.

      COMPREHENSIVE INCOME - The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", on January 1, 1998. As permitted by the Statement, the Company displays comprehensive income in the Consolidated Statements of Stockholders' Equity (Deficit) and Accumulated Other Comprehensive Income (Loss) separately from retained earnings (deficit) and additional paid-in capital in the Consolidated Balance Sheets and Statements of Stockholders' Equity (Deficit). Foreign currency translation is the only item the Company considers as other comprehensive income (loss). Prior year's financial statements have been reclassified to conform to the requirements of SFAS 130.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 financial statements and supporting footnote disclosures in order to present them in conformity with the 1998 financial statement presentation.

      NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Company in the first quarter of the year 2000. Management is in the process of evaluating the impact, if any, this accounting pronouncement will have on the Company's financial statements.

2.    FINANCIAL RESULTS AND LIQUIDITY

      The Company has incurred net losses of $19,221,000, $13,353,000 and $2,231,000 in 1998, 1997 and 1996, respectively. Management believes that the Company's operations have been adversely impacted by increased competition, including competition from companies which have quickly introduced new forms of gaming. The Company has attempted to offset the increase in competition by developing electronic bingo and pulltab systems and by consolidating manufacturing operations. Additionally, the Company has been pursuing an aggressive acquisition program in an effort to broaden its product offerings quickly. These actions have not yet offset the effects of declining margins caused by increased competition and the apparent decline in the popularity of traditional forms of bingo and pulltabs.

      During February 1999, the Company's new management team determined that the financial results for the prior year indicated that the Company's cash flow was not going to be sufficient to service its debt. Therefore, management has been contemplating implementing an operational and financial restructuring. In connection with these efforts, the Company has retained an investment banking firm and certain other advisors to assist it in analyzing its various restructuring alternatives.

      In November 1997, the Company entered into a credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation ("Congress") (Central) (the "US Facility") and one between Bazaar and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30 million. The Credit Facility imposes certain covenants and other requirements on the Company and Bazaar. The Company expects that it may not comply with certain of the covenants in the Credit Facility, including the requirement that the Company maintain a certain minimum level of net worth. The Company and Congress currently are in the process of negotiating the terms of a Forbearance Agreement with respect to the Credit Facility, and it is expected that the parties will enter into such a Forbearance Agreement in the near future. However, there can be no assurance that a Forbearance Agreement will be entered into in the near future, if at all, and the failure to enter into such an agreement would have a material adverse effect on the Company.

      The Company has $100 million 12 1/2% Senior Subordinated Notes Due 2004 (the "Notes) outstanding, and an interest payment with respect to the Notes is due May 15, 1999. The Company is considering its various alternatives with respect to this payment. In light of the potential restructuring, an ad hoc committee of the holders of the Notes was formed and has retained its own counsel. The Company is in the process of negotiating the terms of a consensual restructuring with the ad hoc committee. Under any restructuring alternative, it is likely that the Notes will be converted into equity, and that the Company's common stock will be subject to substantial dilution or complete elimination as a result of such conversion. However, there can be no assurance that such a consensual restructuring will be consummated, and absent a consensual arrangement, the Company will consider filing for reorganization under Chapter 11 of the Bankruptcy Code to effect a restructuring. Management believes that any contemplated restructuring transaction will be structured to provide the Company with sufficient liquidity during the restructuring period.

      The Company's independent accountants have included a "going concern" emphasis paragraph in their audit report accompanying the 1998 financial statements. This paragraph indicates that the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubts about the Company's ability to continue as a going concern and cautions that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

      Management believes that, despite the financial uncertainties in the near future, it has under development a business plan that, if successfully funded and executed as part of the restructuring, can improve its operating results. The continuing support of the Company's vendors, customers, lenders, stockholders and employees during any restructuring will be the key to the Company's success.

3.    ACQUISITIONS

      BINGO SYSTEMS & SUPPLY, INC.:

      On November 1, 1998, the Company acquired all of the outstanding common stock of Bingo Systems & Supply, Inc. for a purchase price of $1,000,000 in cash plus $1,200,000 in the form of a 7% promissory note requiring twelve equal quarterly principal and interest payments through July, 2001.

      TRADE PRODUCTS, INC.:

      On November 13, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of Trade Products, Inc. ("Trade" or "Trade Products") ("Trade Acquisition") for a purchase price of $38.1 million, plus the issuance of warrants to acquire 300,000 shares of the Company's common stock, with an exercise price of $7.75 per share.

      The Trade Acquisition has been accounted for using the purchase method of accounting. The purchase price has been allocated to the fair value of the acquired assets and liabilities, resulting in the recording of goodwill of $16.7 million. The results of operations of Trade have been consolidated since the date of the Trade Acquisition.

4.    INVENTORIES

      Inventories consisted of the following at December 31:

                                   1998               1997
      Raw materials              $ 4,858            $ 5,159
      Work-in-process              2,038                250
      Finished goods              17,003             13,732
                                 -------            -------

                                 $22,111            $20,929
                                 =======            =======


5.    PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment consisted of the following at December 31:

                                                 1998               1997
      Land and buildings                       $ 3,288            $ 1,857
      Electronic bingo systems                   7,268              2,740
      Equipment                                 41,975             40,654
                                               -------            -------
                                                52,531             45,251
      Less accumulated depreciation             23,317             18,780
                                               -------            -------

                                               $29,214            $26,471
                                               =======            =======

6.    OTHER ASSETS, NET

      Other assets consisted of the following at December 31:


                                                                               1998              1997
                                                                               ----              ----
      Deferred financing costs, net of accumulated amortization of
       $1,201 and $557                                                        $3,299            $3,571
      Deferred income taxes                                                    2,576             1,714
      Notes receivable, net of allowance for doubtful accounts of
        $539 and $115                                                          1,562             1,515
      Other investments and assets                                             1,747             1,145
      Investments in joint ventures                                              247               252
                                                                              ------            ------

                                                                              $9,431            $8,197
                                                                              ======            ======


7.    LONG-TERM DEBT

      In November 1996, the Company completed a private placement of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004. Interest on the Notes is payable semi-annually on each May 15 and November 15. The indenture governing the Notes imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. The Company used the proceeds of the private placement to finance the Trade Acquisition, to repay certain existing indebtedness and for general corporate purposes.

      In November 1997, the Company entered into the Credit Facility which provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. The Company recorded an extraordinary loss in the fourth quarter of 1997 of $208,000, net of taxes, to write-off the unamortized debt issuance costs of the prior credit agreement. The Credit Facility provides for the three-year term and expires in November 2000.

      The Company, and Bazaar (sometimes referred to collectively herein as the "Borrowers") are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and Bazaar, respectively. At December 31, 1998, and 1997, $5.1 and $27.7 million, respectively, were available for borrowing under the Credit Facility.

      The Credit Facility generally provides for interest on the US Facility at the prime rate plus 1/4% to 3/4% or at a Eurodollar rate plus 2-1/4% to 2-3/4%, at the option of the Company. The Canadian Facility generally provides for interest at the Canadian prime rate plus 1-1/4 % to 1-3/4%.

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

      At December 31, 1998, the Company had borrowed $17,673,000 of which $13,850,000 was borrowed on the U.S. Facility at a weighted-average rate of 8.04% and $3,823,000 was borrowed on the Canadian Facility at a weighted-average rate of 8.25%. The weighted-average interest rate on Credit Facility borrowings outstanding at December 31, 1998 was 8.09%. At December 31, 1997, the Company had not yet drawn any amounts under the Credit Facility.

      Long-term debt consisted of the following at December 31:

                                                    1998                1997
      Senior Subordinated Notes                   $100,000            $100,000
      Borrowings Under Credit Facility              17,673                  --
      Notes payable to others                        2,084                 754
                                                  --------            --------
                                                   119,757             100,754
      Less current portion                             469                  89
                                                  --------            --------

                                                  $119,288            $100,665
                                                  ========            ========


      NOTES PAYABLE TO OTHERS:

      The Company has notes payable related to i) obligations to former owners of companies and/or assets that were acquired by the Company; ii) mortgages; and iii) installment notes relating to the purchase of property, plant and equipment. Remaining payment terms at December 31, 1998 range from approximately one year to ten years. At December 31, 1998, these notes bear interest at fixed and variable rates ranging from 2.9% to 12.0%.

      FUTURE PAYMENTS:

      Long-term debt matures as follows:

           1999                                         $    469
           2000                                           18,266
           2001                                              475
           2002                                              110
           2003                                               62
           Thereafter                                    100,375
                                                       ---------

                                                       $ 119,757
                                                       =========

8.    INCOME TAX PROVISION (BENEFIT)

      Income (loss) before income tax provision (benefit) is as follows for the years ended December 31:

                             1998                 1997                 1996
      Domestic            $(15,750)            $(13,832)            $ (3,766)
      Foreign               (3,682)              (1,950)               1,753
                          --------             --------             --------

                          $(19,432)            $(15,782)            $ (2,013)
                          ========             ========             ========

      The income tax provision (benefit) is as follows for the years ended December 31:

                              1998                1997                1996
      Current:
        Federal             $    --             $  (358)            $  (467)
        Foreign                 302                 240                 371
        State                    --                 (57)                (32)
                            -------             -------             -------

                                302                (175)               (128)
                            -------             -------             -------

      Deferred:
        Domestic                 --              (2,478)               (669)
        Foreign                (513)                 16                  82
                            -------             -------             -------

                               (513)             (2,462)               (587)
                            -------             -------             -------

                            $  (211)            $(2,637)            $  (715)
                            =======             =======             =======


        A reconciliation of the United States statutory income tax rate to the effective income tax rate is as follows for the years ended December 31:

                                                                      1998                1997                1996
      Statutory tax rate                                            (34.0)%             (34.0)%             (34.0)%
      State income taxes (net of federal benefit)                      --                  --                (5.4)
      Foreign tax rates in excess of U.S. federal rates              (0.2)                2.0                 3.3
      Tax asset valuation reserve                                    30.3                11.3               (11.9)
      Goodwill amortization                                           1.3                 1.6                12.5
      Non-resident interest withholding                               1.9                 2.4                  --
      Other                                                          (0.4)                 --                  --
                                                                   ------              ------              ------

                                                                     (1.1)%             (16.7)%             (35.5)%
                                                                   ======              ======              ======


      Deferred tax assets and (liabilities) are comprised of the following at December 31:

      Allowance for doubtful accounts                  1,172                 992
       Restructuring charge                               57                 874
       Inventory reserves and adjustments              1,096                 822
       Cumulative translation adjustment               1,358                 518
       Deferred financing fees                           125                 393
       Employee benefits                                 367                 290
       Tax credits                                       154                 180
       Other                                             287                  72
       Valuation reserve                              (7,698)             (1,778)
                                                     -------             -------

                                                     $ 8,539             $ 6,911
                                                     =======             =======

      Deferred Income Tax Liabilities:

      Difference in basis of property and equipment             $(2,659)            $(2,563)
      Difference in amortization periods of goodwill               (516)               (262)
      Other                                                         (80)                (86)
                                                                -------             -------

                                                                $(3,255)            $(2,911)
                                                                =======             =======


      Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,834,000 at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no amount for U.S. Federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credit) and withholding taxes payable to the foreign countries.

      The Company has a net operating loss carryforward of approximately $30,793,000, of which $13,569,000 expires in 2012 and $17,224,000 expires in 2018, and Alternative Minimum Tax Credits of approximately $105,000 which have no expiration date.

      Due to the non-recurring charges incurred by the Company in the fourth quarter of 1997 and continued losses, the Company has provided a valuation allowance against a portion of the deferred tax assets recorded.

      The Internal Revenue Service is currently examining the tax returns of the U.S. Company for 1994 and 1995. The Company believes that it has appropriately provided for amounts potentially due as a result of such examination, and that its ultimate resolution will not have a material adverse effect on the Company's consolidated financial statements.

9.    STOCK OPTION AND PURCHASE PLANS

      The Company accounts for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which utilizes the intrinsic value method.

      The 1994 Performance Plan (the "Plan") was adopted December 13, 1994 for certain directors, executive officers, employees and consultants. The Company has reserved 2,500,000 shares of its common stock for issuance. Options granted under this plan may be either incentive stock options or non-qualified stock options. Incentive stock options granted are exercisable for up to a ten-year period and at an exercise price equal to the fair market value of the common stock on the date of grant. Non-qualified stock options granted are exercisable at prices and over time periods determined by the Stock Option Committee of the Board of Directors. All options granted under this Plan in 1998, 1997 and 1996 were non-qualified options. At December 31, 1998 there were 450,717 shares available for grant.

      If compensation cost for the Company's stock-based compensation plan had been determined based on the fair value of the options at the grant dates for awards under the plan consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                 1998               1997               1996
      Net loss                                      As reported              $  (19,221)        $  (13,353)        $   (2,231)
                                                    Pro forma                $  (19,471)        $  (13,374)        $   (3,346)

      Loss per share - basic and diluted            As reported              $    (2.77)        $    (1.94)        $    (0.33)
                                                    Pro forma                $    (2.81)        $    (1.95)        $    (0.48)


      The weighted average fair value of options granted during the year was $1.75, $2.36 and $3.32 per option for 1998, 1997 and 1996, respectively.
      The fair value of options granted under the Plan was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

                                         1998            1997            1996
      Risk-free interest rate            4.9%            5.6%            6.3%
      Dividend yield                    0.00%           0.00%           0.00%
      Expected volatility               49.1%           41.0%           40.0%
      Expected life (years)              7.0             7.5             7.5

      A summary of stock option activity is as follows during the three years ended December 31:

      FIXED OPTIONS                               1998               1997               1996
      Outstanding at beginning of year         1,005,066          2,002,083          1,882,166
      Options granted                          1,394,500            965,916            573,400
      Options exercised                               --                 --           (111,067)
      Options cancelled                         (471,400)        (1,962,933)          (342,416)
                                              ----------         ----------         ----------

      Outstanding at end of year               1,928,166          1,005,066          2,002,083
                                              ==========         ==========         ==========

      Options exercisable at year end          1,289,833            935,317          1,739,837
                                              ==========         ==========         ==========



      The following table summarizes information about stock options outstanding at December 31, 1998:

                                                          OPTIONS OUTSTANDING
                                         --------------------------------------------------------
                                                                  WEIGHTED-
                                            NUMBER                  AVERAGE             WEIGHTED-
                                         OUTSTANDING AT            REMAINING             AVERAGE
                                           DECEMBER 31,           CONTRACTUAL            EXERCISE
       RANGE OF EXERCISE PRICES              1998                    LIFE                  PRICE
      $0 - $2.99                          1,016,300                9.6 years                1.30
      $3 - $5.99                            955,666                4.4 years                3.00
      $6 - $8.99                             10,000                7.5 years                6.60
                                          ---------                ---------                ----

                                          1,928,166                7.0 years                2.16
                                          =========                =========                ====

      At December 31, 1998, options for 1,289,833 shares were exercisable. The remaining options become exercisable as follows: 1999 - 235,833 shares; 2000 - 235,833 and 2001 - 166,667.

      During 1998, 1997 and 1996, the Company recognized tax benefits of $0, $0 and $127,000, respectively, related to compensation expense recognized for tax purposes on non-qualified stock options exercised. No related compensation expense for these non-qualified stock options were recorded for financial statement purposes. The amount of the income tax benefit was recorded as additional paid-in capital.

      During 1993, the Company granted non-qualified stock options under the 1985 Non-Qualified Stock Option Plan and the 1992 Non-Qualified Stock Option Plan where the exercise price at the date of grant was less than the market value of those shares on that date. During 1998, 1997 and 1996, the Company recognized compensation expense and additional paid-in capital for financial statement purposes of $0, $0 and $7,000, respectively, based on the dates the options were exercisable.

      The Company maintains an employee stock purchase plan (the "ESPP") which provides eligible employees the opportunity to purchase shares of the Company's common stock through authorized payroll deductions at 85% of the average market price on the last day of each quarter. All employees who have completed six months of employment of 20 hours per week or greater are eligible to participate in the ESPP. The ESPP qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended. The total number of shares available for purchase under the ESPP at December 31, 1998 is 287,090.

10.   INVESTMENTS IN JOINT VENTURES

      STUART ENTERTAINMENT MEXICO:

      In November 1991, the Company and Bazaar formed a Mexican corporate joint venture named Stuart Entertainment S.A. de C.V. ("Stuart Entertainment Mexico") for the purpose of printing and finishing bingo paper for its owners. During 1998, 1997 and 1996, all of the bingo paper manufactured by Stuart Entertainment Mexico was sold to the Company.

      Stuart Entertainment Mexico is included in the consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996, and in the consolidated balance sheets as of December 31, 1998 and 1997.

      BRITISH BAZAAR COMPANY LIMITED:

      The Company has a 50% interest in British Bazaar Company Limited ("British Bazaar"). British Bazaar manufactures bingo paper and pulltab tickets in the Atlantic provinces of Canada. The Company's investment in British Bazaar is accounted for using the equity method. The Company's investment in British Bazaar at December 31, 1998 and 1997 was $247,000 and $252,000, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company recorded equity in earnings (loss) of $12,000, $15,000 and $(11,000), respectively, on its investment and had sales of $327,000, $416,000 and $1,142,000, respectively, to British Bazaar.

      The Company has indirectly guaranteed British Bazaar's operating line of credit at December 31, 1998 and 1997 in the amount of C$200,000 ($131,000) and C$350,000 ($245,000), respectively.

11.   RELATED PARTY TRANSACTIONS

      MANAGEMENT CONSULTING AGREEMENT:

      Effective February 1, 1996, the Company entered into a Management Consulting Agreement (the "Management Consulting Agreement") with Len Stuart & Associates, Ltd., a Cayman Islands corporation (the "Consultant"). In December 1997, the parties entered into an agreement to terminate the Management Consulting Agreement (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company paid the Consultant $355,101. Mr.

      Leonard A. Stuart is a brother of Timothy R. Stuart, who resigned as President of the Company in November 1998. Leonard A. Stuart is President of the Consultant and was Chairman of the Board of the Company until August 1997.

      BAZAAR MANAGEMENT GROUP:

      The Company is a party to a consulting agreement (the "BMG Agreement") dated July 1, 1995 with Bazaar Management Group, Inc. ("BMG"), of which Leonard A. Stuart is the sole shareholder. Under the BMG Agreement, BMG provides consulting services to the Company with respect to the Company's business (the "Division") of placing pulltab tickets in convenience stores, retail locations and bingo halls in Ontario, Canada. The monthly net income of the Division is payable as follows: (a) 50% is applied to reduce outstanding bank loans of the Division, (b) 50% of the remaining net income is retained by the Company, and (c) 50% of the remaining net income is paid to BMG. During 1998, 1997 and 1996 the Company paid BMG $245,000, $218,000 and $159,000, respectively. The Company believes that the terms of the BMG Agreement are comparable to those which would have been obtainable from unaffiliated third parties.

      KEN STUART CONSULTING AGREEMENT:

      In January 1995, the Company entered into a consulting agreement with Ken Stuart, a brother of Timothy R. Stuart, who resigned as President of the Company in December 1998. For the years ended December 31, 1997 and 1996, Ken Stuart earned commissions of $189,000 and $189,000, respectively. The agreement was terminated in 1997. In consideration for terminating such agreement, the company paid $236,250.

      LEASE AGREEMENT:

      In connection with the Acquisition of Trade, the Company entered into a Lease Agreement with Partnership Leasing, L.L.C., a Washington limited liability company, of which Ronald G. Rudy, a director of the Company, is a member. Mr. Rudy resigned from the Board of Directors of the Company effective March 29, 1999. The term of the lease is for ten years with one ten-year option and covers two buildings in Lynnwood, Washington with a total of 165,000 square feet. The rent is $924,000 per year, which is the current market price for the facility as determined by a qualified independent commercial real estate brokerage firm in an opinion of rental value delivered to the Company.

      BINGO VIDEO ENTERTAINMENT, INC.:

      In October 1992, the Company sold the assets of its retail branch in Hollywood, Florida to Bingo Video Entertainment, Inc. ("Bingo Video"), a company owned by a brother-in-law of Leonard Stuart. In exchange for the assets sold, the Company received a promissory note totaling $262,000. The note bears interest at a rate of one percent above the Company's borrowing rate on its short-term line of credit and requires monthly principal and interest payments of $4,000. The note is collateralized by the assets of Bingo Video and guaranteed by Leonard Stuart's brother-in-law and by Len Stuart & Associates, Inc., a company owned by Leonard Stuart. The principal balance of the note at December 31, 1998 was $62,000.

      During the years ended December 31, 1998, 1997 and 1996, sales to Bingo Video totaled $1,742,000, $866,000 and $828,000, respectively.

12.   EMPLOYEE BENEFIT PLANS

      Effective January 1, 1998, the Company combined the U.S. Plan and the Trade Plan into one defined contribution plan (the "New Plan"). Under the New Plan (defined below), eligible employees may contribute up to 15% of their wages not to exceed a government established maximum. The Company's match is 50% of the eligible employee's first 6% elective contribution. For the year ended December 31, 1998, the Company's contributions were $256,000.

      For the years ended December 31, 1997 and 1996, the Company (Stuart and Trade Products) maintained two defined contribution plans under Section 401(k) of the Internal Revenue Code covering substantially all of its employees in the United States (the "U.S. Plan" and the "Trade Plan"). For the U.S. Plan, eligible employees contributed up to 15% of their wages, not to exceed a government established maximum. Stuart's contribution was the sum of the Company's match of the first 2% of the employee's elective contribution and a discretionary contribution of up to 2% of the wages of all employees eligible under the U.S. Plan. For the Trade Plan, eligible Trade Products employees contributed up to 20% of their wage, not to exceed a government established maximum. Trade Products match was 25% of the eligible employee's first 10% elective contribution. For the years ended December 31, 1997 and 1996, the Company's contributions were $238,000 and $174,000, respectively.

      The Company maintains a voluntary defined contribution plan covering substantially all of its employees in Canada (the "Canadian Plan"). Eligible employees may contribute up to 2.5% of their wages eligible under the Canadian plan and the Company will match the contribution up to 2.5%. Eligible employees may contribute an additional amount in excess of the 2.5%, but they are not matched by the Company. For the years ended December 31, 1998, 1997 and 1996 the Company's contributions were $161,000, $140,000 and $112,000, respectively.

13.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES:

      The Company leases certain property and equipment under operating leases with remaining terms ranging from one to five years. Future minimum lease payments under operating leases in effect at December 31, 1998 are approximately as follows:


      1999                                    $4,375
      2000                                     3,683
      2001                                     3,070
      2002                                     2,773
      2003                                     2,828

      Rental expense for the years ended December 31, 1998, 1997 and 1996 was $4,633,000, $3,436,000 and $2,268,0000, respectively.

      LITIGATION:

      The Company is subject to lawsuits and claims which arise out of the normal course of business. The Company and certain of its subsidiaries are defendants in various litigation matters in the ordinary course of business, some of which involve claims for damages that are substantial in amount. The Company believes, the disposition of claims currently pending will not have a material adverse effect on Company's financial position or results of operations.

      INVENTORY REPURCHASE AGREEMENTS:

      The Company has inventory repurchase agreements with a bank to support a certain distributor in its bank financing. The agreements provide that in the event the bank obtains title to the distributor's inventory through foreclosure, the Company would be required to repurchase up to C$180,000 ($118,000) of selected inventory previously sold by the Company to the distributor. The purchase price would be that price paid by the distributor to the Company for such inventory. The Company would have a right of first refusal in the event the bank received a bona fide written offer from a third party to purchase the foreclosed inventory.

14.   RESTRUCTURING CHARGE

      During the fourth quarter of 1996, management authorized and committed the Company to undertake consolidation of its United States manufacturing operations producing pulltab tickets, bingo paper and ink dabbers. This restructuring plan involved closing or substantially closing five facilities and transferring operations to other manufacturing facilities. This consolidation decision was made to improve customer service, improve productivity and asset utilization and reduce costs. As a result of these actions, the Company recorded a restructuring charge of

      $3,280,000 in 1996. The restructuring charge included approximately $1,511,000 of recognized severance and termination benefits for approximately 400 employees and $1,769,000 of facility closure and consolidation costs.

      In the fourth quarter of 1997, the Company recorded a restructuring charge of $2,261,000 for a program related to workforce reductions and to complete the consolidation of United States consumables manufacturing operations. The Company performed an evaluation of the competitive conditions in the markets in which it competes, looked at future costs in line with anticipated levels of business in 1998 and beyond, and determined that a restructuring charge was required to cover the costs of reducing certain sectors of its workforce to levels more appropriate to meet current business requirements. The major component of the restructuring charge related to the Company's elimination of approximately 50 positions. As a result, a charge of $1,229,000 for severance costs and the buyout of certain employment contracts, was recorded. The Company also aggressively continued its plan to consolidate its United States consumables manufacturing operations during 1998. Modifications to the original consolidation plan and unanticipated costs resulted in costs that were not originally charged. Management estimated that, consistent with the original 1997 consolidation plan, $1,032,000 of such additional costs would be incurred in the future.

      At December 31, 1998, $231,000 of restructuring charges remained in accrued liabilities. The balance was comprised of severance and termination benefits and contract buyout to be finalized in 1999. A summary of the restructuring activity is presented below:

                                                                         1998                1997

      Balance at January 1                                             $ 2,841             $ 3,280

      Consolidation of U.S. Manufacturing Operations:
           - Severance and termination costs                            (1,650)             (1,336)
           - Facility closure and consolidation costs                     (960)             (1,364)
           - Additional provision to complete consolidation                 --               1,032
           - Severance related to workforce reduction                       --               1,229
                                                                       -------             -------

      Balance at December 31                                           $   231             $ 2,841
                                                                       =======             =======

15.   SUPPLEMENTAL CASH FLOW INFORMATION

      OTHER CASH PAYMENTS AND RECEIPTS:


                                               1998               1997               1996
      Cash paid for interest                 $12,918            $12,795            $ 3,510
      Cash paid for income taxes                 594                772              2,495
      Income tax refunds received                520              3,129                224

      CHANGES IN OPERATING ASSETS AND LIABILITIES:

      Changes in operating working capital items, net of amounts obtained in the acquisitions of Trade, Bazaar and from the consolidation of the Company's joint ventures, is as follows:

                                                                     1998                1997                1996
      Trade receivables                                            $(1,460)            $(1,177)            $(2,064)
      Inventories                                                      586               6,353               1,706
      Income taxes recoverable                                          --               2,545              (2,545)
      Prepaid expenses                                                 106                 (99)                 39
      Trade payables                                                   (15)             (1,037)             (2,261)
      Accrued liabilities                                            2,262                (315)                853
      Income taxes payable                                             227                 797                (542)
                                                                   -------             -------             -------

      Total Changes in Operating Assets and Liabilities            $ 1,706             $ 7,067             $(4,814)
                                                                   =======             =======             =======

      NON-CASH INVESTING AND FINANCING TRANSACTIONS:

      During the years ended December 31, 1998, 1997 and 1996, the Company financed the acquisition of equipment totaling $0, $0 and $118,000, respectively, through the assumption of obligations under capital leases.

      In connection with the Trade Acquisition in 1996, the Company issued warrants to acquire 300,000 shares of the Company's common stock at an exercise price of $7.75 per share, which were valued at $330,000.

      The amount of outstanding checks reclassified to accounts payable were $3,213,000 and $2,970,000 at December 31, 1998 and 1997, respectively.

16.   BUSINESS OPERATIONS AND SEGMENTS

      The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Disclosures", in 1998. This accounting pronouncement changes the way the Company reports information about its operating segments and, accordingly, the 1997 and 1996 information has been restated to conform to the 1998 presentation.

      Stuart Entertainment, Inc. and its subsidiaries are primarily engaged in the manufacture and distribution of a full line of bingo-related products. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit.

      The Company reorganized its business on a global product line basis and accordingly has determined there are three reportable segments:

            Consumable Bingo Products: This segment consists of the manufacture and distribution of disposable bingo paper and ink dabbers, and the purchase for resale of bingo accessories, equipment and supplies.

            Pulltab and Lottery Products: This segment consists of the manufacture and distribution of pulltab tickets sold primarily to charities for fundraising and sold to third party retail locations. The Company also manufacturers and distributes scratch off tickets for promotions by customers and pulltab tickets used by governmental jurisdictions as instant lottery ticket sales.

            Electronic Bingo Products: This segment includes the manufacture and distribution of fixed-base and hand-held electronic bingo gaming systems and electronic bingo hall equipment.

      The accounting policies of the reportable segments are the same as those described in Note 1 of the "Notes to Consolidated Financial Statements".

      Since 1997, the Company evaluates the performance of its operating segments based on fully absorbed product line gross margins. Prior to 1997, the Company did not provide product line gross margin on a fully absorbed basis. For the years ended December 31, 1998, 1997 and 1996, the Company did not allocate Selling, General and Administrative, Depreciation and Amortization, Interest Expense and Non-operating Expense or Income, or Income Taxes to its individual operating segments. The Company is, therefore, unable to reasonably determine the breakout of these items by reportable segment.

      SUMMARY BY BUSINESS SEGMENTS:

                                                                  1998                  1997                     1996(1)
      NET SALES:
        Consumable Bingo Products                              $  62,823             $  68,448                $  70,884
        Pulltab and Lottery Products                              41,546                42,995                   27,327
        Electronic Bingo Products                                 14,273                10,135                   10,494
                                                               ---------             ---------                ---------
                                                               $ 118,642             $ 121,578                $ 108,705
                                                               =========             =========                =========
      GROSS MARGIN
        Consumable Bingo Products                              $  14,720             $  21,264                $      --
        Pulltab and Lottery Products                              13,707                11,533                       --
        Electronic Bingo Products                                  5,019                 3,527                       --
                                                               ---------             ---------                ---------
          Gross Margin                                            33,446                36,324                   32,659
                                                               ---------             ---------                ---------
      Selling, General and Administrative Expenses,
        Restructuring Charge and Legal Expenses                $  39,478             $  39,613                $  29,335
                                                               ---------             ---------                ---------
          Operating Income (Loss)                              $  (6,032)            $  (3,289)               $   3,324
                                                               =========             =========                =========


      (1) Prior to 1997, product line gross margin financial information was not provided on a fully absorbed basis and therefore deemed not utilized by the chief executive officer.

      For the years ended December 31, 1998 and 1997, the Company did not measure return on investment by reportable segment and accordingly is not able to report the allocation of assets by reportable segment.

      SUMMARY BY GEOGRAPHICAL:


                                                        1998                  1997                     1996(1)
      NET SALES:
        United States:
          Domestic Customers                         $  81,734             $  82,517                $  67,203
          Foreign Customers                              1,415                   957                      688
        Canada                                          35,493                38,104                   40,814
                                                     ---------             ---------                ---------

                 Total                               $ 118,642             $ 121,578                $ 108,705
                                                     =========             =========                =========
      INCOME (LOSS) BEFORE INCOME TAXES:
        United States                                $ (15,750)            $ (13,832)               $  (3,766)
        Canada                                          (3,682)               (1,950)                    (392)
        United Kingdom                                      --                    --                    2,145
                                                     ---------             ---------                ---------

                 Loss before Income Taxes            $ (19,432)            $ (15,782)               $  (2,013)
                                                     =========             =========                =========

      ASSETS:
        United States                                $  86,540             $  84,963                $ 101,930
        Canada                                          46,260                49,605                   49,990
        Mexico                                           3,899                 3,256                    2,675
                                                     ---------             ---------                ---------

                 Total                               $ 136,699             $ 137,824                $ 154,595
                                                     =========             =========                =========

      CAPITAL EXPENDITURES:
        United States                                $   6,536             $   3,459                $   2,072
        Canada                                           1,514                 1,653                      582
                                                     ---------             ---------                ---------

                 Total                               $   8,050             $   5,112                $   2,654
                                                     =========             =========                =========

      DEPRECIATION AND AMORTIZATION:
        United States                                $   6,030             $   5,379                $   2,820
        Canada                                           2,042                 2,064                    1,551
        United Kingdom                                      --                    --                      144
                                                     ---------             ---------                ---------

                 Total                               $   8,072             $   7,443                $   4,515
                                                     =========             =========                =========


      (1) Information provided on the United States in 1996 reflects operations of Trade Products from November 13, 1996 to December 31, 1996. Geographic information on Mexico is included within amounts for the United States in all categories (except identifiable assets) as substantially all of the production of Stuart Entertainment Mexico is sold to customers in the United States as Stuart Entertainment Mexico is not licensed to sell to customers in Mexico.

17.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997 (amounts in thousands, except per share amounts):


                                            FOURTH             THIRD            SECOND             FIRST
                                            QUARTER           QUARTER           QUARTER           QUARTER            TOTAL
1998:(1)
Net sales                                  $  28,404         $  28,926         $  29,717         $  31,595         $ 118,642
Gross margin
                                               5,045             8,416             9,309            10,676            33,446
Loss before income tax benefit
                                             (11,126)           (4,096)           (2,779)           (1,431)          (19,432)
Net loss
                                             (11,088)           (3,805)           (2,724)           (1,604)          (19,221)
Loss per share - basic and diluted:
  Loss per share                           $   (1.60)        $   (0.55)        $   (0.39)        $   (0.23)        $   (2.77)
                                           =========         =========         =========         =========         =========



1997:(2)
Net sales                                  $  29,271         $  29,553         $  30,884         $  31,870         $ 121,578
Gross margin                                   7,572             8,642            10,752             9,358            36,324
Loss before income tax benefit                (7,874)           (3,906)           (1,658)           (2,344)          (15,782)
Loss before extraordinary item                (8,087)           (2,521)           (1,115)           (1,422)          (13,145)
Net loss                                      (8,295)           (2,521)           (1,115)           (1,422)          (13,353)
Loss per share - basic and diluted:
  Loss before extraordinary item           $   (1.17)        $   (0.37)        $   (0.16)        $   (0.21)        $   (1.91)
  Extraordinary item                           (0.03)               --                --                --             (0.03)
                                           ---------         ---------         ---------         ---------         ---------
  Loss per share                           $   (1.20)        $   (0.37)        $   (0.16)        $   (0.21)        $   (1.94)
                                           =========         =========         =========         =========         =========


      (1) The 1998 fourth quarter results of operations were adversely impacted by a $2.1 million charge to cost of goods sold attributable to a write down of unsaleable inventory. Additionally, the Company also charged fourth quarter selling, general and administrative expenses for $0.7 million for executive severance and $3.2 million for bad debt expense for trade accounts and notes receivable in risk of default. The third and fourth quarters of 1998 were adversely impacted by higher net interest expense attributable to interest incurred on Credit Facility borrowings and to lower interest earned due to higher utilization of cash to operate the business.

      (2) Cost of goods sold in the first quarter of 1997 was unfavorably impacted by a charge of $1.5 million pertaining to the application of purchase accounting to the finished goods inventory of Trade Products. The 1997 fourth quarter results of operations was unfavorably impacted as a result of a restructuring charge of $2.3 million related to a workforce reduction and an additional charge to complete the consolidation of U.S. manufacturing operations; a $1.4 million charge to consolidate product lines; a $0.4 million charge to bring a long term patent infringement lawsuit to trial in 1998; and a $0.7 million bad debt expense attributable to regulatory actions in the state of Washington and the likely consolidation of distributors in certain markets.

18.   EARNING PER SHARE

      The following table provides a reconciliation between basic and diluted earnings per share:

                                                INCOME                  SHARES               AMOUNT
      1998:
       Basic EPS
         Net Loss                             $(19,221,000)           6,935,566         $       (2.77)
         Effect of Dilutive Securities
         Stock Option and Warrants                      --                   --                    --
                                              ------------         ------------         -------------

       DILUTED EPS                            $(19,221,000)           6,935,566         $       (2.77)
                                              ============         ============         =============


      1997:
       Basic EPS
         Net Loss                             $(13,353,000)           6,868,483         $       (1.94)
         Effect of Dilutive Securities
         Stock Option and Warrants                      --                   --                    --
                                              ------------         ------------         -------------

       DILUTED EPS                            $(13,353,000)           6,868,483         $       (1.94)
                                              ============         ============         =============


       1996:
       Basic EPS
         Net Loss                             $ (2,231,000)           6,774,974         $       (0.33)
         Effect of Dilutive Securities
         Stock Option and Warrants                      --                   --                    --
                                              ------------         ------------         -------------

       DILUTED EPS                            $ (2,231,000)           6,774,974         $       (0.33)
                                              ============         ============         =============

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------------
                                                                                  NET
                                               BALANCE AT      CHARGED TO       CHANGES             NET           BALANCE
                                               BEGINNING       COSTS AND          FROM            CHARGE-          AT END
                                                OF YEAR         EXPENSES       ACQUISITIONS        OFFS*           OF YEAR
YEAR ENDED DECEMBER 31, 1998:
Allowance for Doubtful Accounts:
  Accounts Receivable                          $ 3,091          $ 2,911          $     --         $(2,267)         $ 3,735
  Notes Receivable:
    Current Portion
                                                   233             (116)               --            (117)              --
    Non-Current Portion                            115              495                --             (71)             539
                                               -------          -------          --------         -------          -------
                                               $ 3,439          $ 3,290          $     --         $(2,455)         $ 4,274
                                               =======          =======          ========         =======          =======

Valuation Reserve for Non-
  Current Deferred Income Taxes                $ 1,778          $ 5,920          $     --         $    --          $ 7,698
                                               =======          =======          ========         =======          =======

YEAR ENDED DECEMBER 31, 1997:
Allowance for Doubtful Accounts:
  Accounts Receivable                          $ 2,230          $ 1,444          $     --         $  (583)         $ 3,091
  Notes Receivable:
    Current Portion                                 99              134                --              --              233
    Non-Current Portion                            124               --                --              (9)             115
                                               -------          -------          --------         -------          -------
                                               $ 2,453          $ 1,578          $     --         $  (592)         $ 3,439
                                               =======          =======          ========         =======          =======

Valuation Reserve for Non-
  Current Deferred Income Taxes                $   518          $ 1,260          $     --         $    --          $ 1,778
                                               =======          =======          ========         =======          =======

YEAR ENDED DECEMBER 31, 1996:
Allowance for Doubtful Accounts:
  Accounts Receivable                          $ 2,086          $    20          $    800         $  (676)         $ 2,230
  Notes Receivable:
    Current Portion                                199             (100)               --              --               99
    Non-Current Portion                            124               --                --              --              124
                                               -------          -------          --------         -------          -------

                                               $ 2,409          $   (80)         $    800         $  (676)         $ 2,453
                                               =======          =======          ========         =======          =======

Valuation Reserve for Non-
  Current Deferred Income Taxes                $   758          $  (240)         $     --         $    --          $   518
                                               =======          =======          ========         =======          =======


* For the years ended December 31, 1998, 1997 and 1996, "Net Charge-Offs" consists of write-offs of trade and notes receivable, net of subsequent collections.

                                 EXHIBIT INDEX

     Certain of the following exhibits, designated with an asterisk(*), are filed herewith. The exhibits not so designated have been filed previously and are incorporated herein by reference to the documents indicated in brackets following the descriptions of such exhibits.

Exhibit No.    Description
-----------    -----------
 3.01          Amended and Restated Certificate of Incorporation.(1)

 3.02          Amended and Restated Bylaws of the Company.(2)

 4.01          Form of Common Stock Certificate.(3)

 4.02          Securityholders' Agreement, dated December 13, 1994, between Leonard A. Stuart,
               Bingo Holdings, Inc. and the Company.(2)

 4.03          Warrant to Purchase 300,000 Shares of Common Stock of the Company dated November
               13, 1996.(4)

 4.04          Indenture between the Company and Marine Midland Bank as Trustee, dated as of
               November 13, 1996.(1)

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

10.03          Lease, dated August 14, 1986, between William E. Osband, Jr. and the Company.(7)

10.04          Lease, dated February 5, 1993, between Fraccionadora Industrial De Norte, S.A. de C.V.
               and Stuart Entertainment, S.A. de C.V.(8)

10.05          1992 Non-Qualified Stock Option Plan of Stuart Entertainment, Inc.(8)

10.06          1992 Incentive Stock Option Plan of Stuart Entertainment, Inc.(8)

10.07          Amended and Restated Performance Stock Option Plan of Stuart Entertainment, Inc.(1)

10.08          1997 Employee Stock Purchase Plan.(9)

10.09          Agency Agreement, dated March 14, 1993, between Gala Leisure Limited, Mitre Printing
               Company, Bingo Press & Specialty Limited and the Company.(10)

10.10          Employment Agreement, dated June 1, 1994, between Albert F. Barber and the Company.(2)

Exhibit No.    Description
----------     -----------

10.11 Warrant Certificate, dated December 13, 1994, issued by the Company to Leonard A. Stuart.(2)

10.12 Warrant Certificate, dated December 13, 1994, issued by the Company to Bingo Holdings, Inc.(2)

10.13 Employment Agreement, dated November 13, 1996, by and between the Company and Ronald G. Rudy.(4)

10.14 Agreement dated April 4, 1996 by and between Power Bingo Corporation and the Company.(1)

10.15 Management consulting agreement dated February 1, 1996 by and between the Company and Len Stuart & Associates, Ltd.(1)

10.16          Lease between the Company and Partnership Leasing L.L.C.(1)

10.17 Loan and Security Agreement, dated November 20, 1997, by and between the Company and Congress Financial Corporation (Central).(11)

10.18 Loan Agreement, dated November 20, 1997, by and between Bingo Press & Specialty Limited and Congress Financial Corporation (Canada).(11)

10.19 Agreement dated December 13, 1997, by and between the Company, Len Stuart, & Associates, Ltd. and Leonard A. Stuart.(11)

10.20 Letter Agreement dated December 5, 1995, between the Company and Paul C. Tunink, as amended.(11)

10.21 Consulting Agreement and Termination of Employment Agreement dated November 12, 1997, between the Company and Ronald G. Rudy.(11)

10.22 Lease Agreement dated June 16, 1997 between SCI Development Services, Incorporated and the Company.(11)

10.23 Contract dated October 13, 1998 between Bazaar and the Ontario Gaming Control Commission.*

10.24 Amendment No. 1 to Loan and Security Agreement, dated December 7, 1998, by and between the Company.*

10.25 Amendment No. 2 to Loan and Security Agreement, dated January 2, 1999, by and between the Company.*

10.26         Amendment No. 3 to Loan and Security Agreement, dated March 1,
               1999, by and between the Company.*

10.27          Agreement dated October 2, 1998 between Albert F. Barber and the
               Company.*

Exhibit No.       Description
-----------       -----------
10.28             Agreement dated October 16, 1998 between Paul C. Tunink and the Company.*

10.29 Agreement dated November 16, 1998 between Timothy R. Stuart and the Company.*

10.30             Amended and Restated Employment Agreement dated April 8,
                  1999, between Joseph M. Valandra and the Company.*

11                Statement regarding Computation of Per Share Earnings.*

21                Subsidiaries of the Registrant.*

23                Consent of Deloitte & Touche LLP.*

27                Financial Data Schedule.*

-----------
   * Filed herewith.
 (1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-18779.
 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-10737.
 (3) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-89962.
 (4) Incorporated by reference to the Company's Current Report on Form 8-K dated November 13, 1996, File No. 0-10737.
 (5) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 33-73746.
 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985, File No. 0-10737.
 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1989, File No. 0-10737.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-10737.
 (9) Incorporated by reference to the Company's Registration Statement on Form S-8, File No. 333-30535.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-10737.
(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-10737.