Form 10-Q
period 1999-03-31
STUART ENTERTAINMENT INC
filed 1999-05-17
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
        MARCH 31, 1999                                           0-10737


                           STUART ENTERTAINMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                         84-0402207
    (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          3211 NEBRASKA AVENUE
          COUNCIL BLUFFS, IOWA                                      51501
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

                                                            Yes [X] No [ ]

As of May 4, 1999 there were 6,946,211 shares of the registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                      INDEX


                                                                         Page No.
                                                                         --------
PART I. FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998 .................        3

         Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998 ..........................................        4

         Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 .................        5

         Notes to Consolidated Financial Statements ...................      6-9

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations .........................    10-16

  Item 3:

         Quantitative and Qualitative Disclosures about
           Market Risk ................................................       17

PART II. OTHER INFORMATION:

  Item 6:

         Exhibits and Reports on Form 8-K .............................       18

SIGNATURES ............................................................       19

EXHIBIT INDEX .........................................................       20

                          PART I. FINANCIAL INFORMATION

Item 1.         FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Amounts in thousands, except per share data)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                           1999          1998
NET SALES                                                $ 30,345      $ 31,595
COST OF GOODS SOLD                                         20,814        20,919
                                                         --------      --------
GROSS MARGIN                                                9,531        10,676
OTHER EXPENSES:
  Selling, general and administrative expenses              9,270         8,955
  Interest expense, net                                     3,618         3,152
                                                         --------      --------
    Other expenses                                         12,888        12,107
                                                         --------      --------
LOSS BEFORE INCOME TAXES                                   (3,357)       (1,431)
INCOME TAX PROVISION (BENEFIT)                               (241)          173
                                                         --------      --------
NET LOSS                                                 $ (3,116)     $ (1,604)
                                                         ========      ========
NET LOSS PER COMMON SHARE:
  Basic                                                  $  (0.45)     $  (0.23)
                                                         ========      ========
  Diluted                                                $  (0.45)     $  (0.23)
                                                         ========      ========
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                     6,946         6,927
                                                         ========      ========
  Diluted                                                   6,946         6,927
                                                         ========      ========

Note: No dividends were paid or declared during the three months ended March 31, 1999 and 1998.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
(Dollars in thousands)
--------------------------------------------------------------------------------

                                                                          MARCH 31,     DECEMBER 31,
ASSETS                                                                       1999           1998
                                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                               $   3,787      $   4,447
  Trade receivables, net of allowance for doubtful accounts of $4,067
    and $3,735                                                               20,481         19,124
  Current portion of notes receivable                                         1,445          1,587
  Inventories                                                                20,791         22,111
  Deferred income taxes                                                       2,886          2,886
  Prepaid expenses and other current assets                                   1,703          1,005
                                                                          ---------      ---------
           Total Current Assets                                              51,093         51,160

PROPERTY, PLANT AND EQUIPMENT, net                                           28,448         29,214
GOODWILL, net of accumulated amortization of $5,173 and $4,670               46,771         46,894
OTHER ASSETS, net                                                             9,046          9,431
                                                                          ---------      ---------

                                                                          $ 135,358      $ 136,699
                                                                          =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $     470      $     469
  Trade payables                                                             10,824         12,725
  Accrued payroll and benefits                                                2,411          2,006
  Other accrued liabilities                                                   8,304          5,758
  Income taxes payable                                                          807          1,023
                                                                          ---------      ---------
           Total Current Liabilities                                         22,816         21,981

LONG-TERM DEBT                                                              119,976        119,288
DEFERRED INCOME TAXES                                                           180            178
DEFERRED INCOME                                                                 217            143
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock $.01 par value;  30,000,000 shares authorized;
     6,946,211 and 6,927,488  shares outstanding                                 70             70
  Additional paid-in capital                                                 27,768         27,767
  Accumulated deficit                                                       (32,395)       (29,280)
  Treasury stock (56,260 shares at cost)                                       (189)          (189)
  Accumulated other comprehensive loss                                       (3,085)        (3,259)
                                                                          ---------      ---------
           Total Stockholders' Equity (Deficit)                              (7,831)        (4,891)
                                                                          ---------      ---------
                                                                          $ 135,358      $ 136,699
                                                                          =========      =========


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Dollars in thousands)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (3,116)   $  (1,604)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization                                                 2,349        1,896
    Provision for doubtful accounts                                                 230          202
    Equity in earnings of joint ventures                                             (7)          (8)
    Payments on restructuring charge                                                (99)        (852)
    Other non-cash expenses -- net                                                   49       (1,115)
    Change in operating assets and liabilities:
      Trade receivables                                                          (1,617)      (3,815)
      Inventories                                                                 1,314         (186)
      Trade payables                                                             (1,901)       1,954
      Other--net                                                                  2,135        5,992
                                                                              ---------    ---------
           Net cash flows from operating activities                                (663)       2,464
                                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                 --         (480)
  Capital expenditures for electronic bingo systems                                (692)        (312)
  Capital expenditures for property, plant and equipment                           (169)      (1,069)
  Other                                                                            (134)         (38)
  Payments received on notes receivable                                             328          542
                                                                              ---------    ---------
           Net cash flows from investing activities                                (667)      (1,357)
                                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings under credit facility                                    765           --
  Proceeds from issuance of common stock under employee stock purchase plan           1           --
  Cost of debt financing                                                             --          (41)
  Payments on long-term debt                                                        (77)         (15)
                                                                              ---------    ---------
           Net cash flows from financing activities                                 689          (56)
  Effect of currency exchange rate changes on cash of foreign subsidiaries          (19)         (27)
                                                                              ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (660)       1,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  4,447        7,099
                                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $   3,787    $   8,123
                                                                              =========    =========
SUPPLEMENTAL CASHFLOW DISCLOSURES:
  Interest paid                                                               $     590    $      19
  Income taxes paid                                                           $     367    $      --


See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements of Stuart Entertainment, Inc. and its wholly owned subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

     In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1998 financial statements to conform to those classifications used in 1999.

2. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is comprised of net earnings (losses) and net currency translation gains (losses). Total comprehensive loss for the three months ended March 31, 1999 and 1998 were $2,942,000 and $2,072,000, respectively.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for the Company in the first quarter of the year 2000. Management is in the process of evaluating the impact, if any, this accounting pronouncement will have on the Company's financial statements.

4.   INVENTORIES - Inventories consisted of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                      1999              1998
     Raw materials ..........................        $ 4,568          $ 4,858
     Work-in-process ........................            235              250
     Finished goods .........................         15,988           17,003
                                                     -------          -------
                                                     $20,791          $22,111
                                                     =======          =======

5. LONG-TERM DEBT - In November 1996, the Company completed a private placement of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the "Notes"). Interest on the Notes is payable semi-annually on each May 15 and November 15. The Company did not make the May 15 interest payment, however the indenture governing the Notes (the "Indenture") provides for an additional period of 30 days during which the interest payment may be made. Failure to make such payment during such 30-day period will result in an "Event of Default" under terms of the Indenture.

     During February 1999, the Company's executive management determined that the preliminary year-end financial results for the fiscal year 1998 indicated a level of operating cash flow that may be insufficient to service the Company's current debt levels. Therefore, executive management has been contemplating implementing an operational and financial restructuring. Accordingly, the Company retained an investment banking firm and other advisors to assist the Company in analyzing the Company's capital structure and to review various financial restructuring alternatives.

     In November 1997, the Company entered into a credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation (Central) ("Congress") (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly-owned subsidiary of the Company ("Bazaar") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. The Credit Facility provides for the three-year term and expires in November 2000.

     The Credit Facility imposes certain covenants and other requirements on the Company and Bazaar (sometimes referred to collectively herein as the "Borrowers"). The Company expects that it may not comply with certain of the covenants in the Credit Facility, including the requirement that the Company maintain a certain minimum level of net worth. The Company and Congress currently are in the process of negotiating the terms of a Forbearance Agreement with respect to the Credit Facility, and it is expected that the parties will enter into such a Forbearance Agreement in the near future. However, there can be no assurance that a Forbearance Agreement will be entered into in the near future, if at all, and the failure to enter into such an agreement would have a material adverse effect on the Company.

     The Borrowers are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and Bazaar, respectively. At both March 31, 1999 and December 31, 1998, $5.1 million was available for borrowing under the Credit Facility. At March 31, 1999 and December 31, 1998, the Borrowers had borrowed $18.5 million and $17.7 million, respectively, under the Credit Facility.

     Long-term debt consisted of the following:

                                                        MARCH 31,     DECEMBER 31,
                                                          1999            1998
     Senior Subordinated Notes                          $100,000        $100,000
     Borrowings Under Credit Facility                     18,492          17,673
     Notes payable to others                               1,954           2,084
                                                        --------        --------
                                                         120,446         119,757
     Less current portion                                    470             469
                                                        --------        --------
                                                        $119,976        $119,288
                                                        ========        ========


6. BUSINESS OPERATIONS AND SEGMENTS - The Company is primarily engaged in the manufacture and distribution of a full line of bingo-related products. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit.

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

     The Company evaluates the performance of its operating segments based on fully absorbed product line gross margins. For the three months ended March 31, 1999 and 1998, the Company did not allocate Selling, General and Administrative, Depreciation and Amortization, Interest Expense and Non-operating Expense or Income, or Income Taxes to its individual operating segments. The Company is, therefore, unable to reasonably determine the breakout of these items by reportable segment. In addition, as of March 31, 1999 and December 31, 1998, the Company did not measure return on investment by reportable segment and accordingly is not able to report the allocation of assets by reportable segment.

   SUMMARY BY BUSINESS SEGMENTS:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                               --------------------
                                                                 1999         1998
   NET SALES:
     Consumable Bingo Products                                 $15,632      $16,887
     Pulltab and Lottery Products                               10,047       11,803
     Electronic Bingo Products                                   4,666        2,905
                                                               -------      -------
                                                                30,345       31,595
                                                               -------      -------
   GROSS MARGIN
     Consumable Bingo Products                                   3,955        5,287
     Pulltab and Lottery Products                                4,012        4,186
     Electronic Bingo Products                                   1,564        1,203
                                                               -------      -------
                                                                 9,531       10,676
                                                               -------      -------
     Selling, general and administrative expenses                9,270        8,955
                                                               -------      -------
       Operating income                                        $   261      $ 1,721
                                                               =======      =======

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

GENERAL

The Company incurred a net loss of $3,116,000 for the first quarter ended March 31, 1999 compared to a net loss of $1,604,000 for the first quarter ended March 31, 1998. Management believes that the Company's operations continue to be adversely impacted by increased competition, including competition from companies offering new forms of gaming that are outside the traditional consumable bingo and pulltab markets. The Company has attempted to offset the increase in competition by developing electronic bingo and pulltab systems and by consolidating manufacturing operations. Additionally, the Company has been pursuing an aggressive acquisition program in an effort to quickly broaden its product offerings. These actions have not offset the effects of declining margins caused by increased competition and the apparent decline in the popularity of traditional forms of bingo and pulltabs.

The Company competes in markets that includes a narrow customer base. The markets for the Company's products are intensely competitive and are subject to continuous, rapid technological change, short product life cycles and aggressive pricing. The Company competes primarily on the basis of technology, product availability, performance, quality, price, reliability, distribution and customer service.

RESULTS OF OPERATIONS

The following data sets forth operating data from the Company's Consolidated Statements of Operations, stated as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                           MARCH 31,    MARCH 31,
                                                             1999         1998
                                                            -----        -----
Net sales                                                   100.0%       100.0%
Cost of goods sold                                           68.6         66.2
                                                            -----        -----
Gross margin                                                 31.4         33.8
Selling, general and administrative expenses                 30.6         28.3
                                                            -----        -----
Income from operations                                        0.8          5.5
Interest expense                                             11.9         10.0
                                                            -----        -----
Loss before income tax provision (benefit)                  (11.1)        (4.5)
Income tax provision (benefit)                               (0.8)         0.6
                                                            -----        -----
Net loss                                                    (10.3%)       (5.1%)
                                                            =====        =====

Comparison of Three Months Ended March 31, 1999 and 1998

Net Sales - Net sales were $30.3 million for the three months ended March 31, 1999, a decrease of $1.3 million or 4.0% from $31.6 million for the quarter ended March 31, 1998.

In Canada, sales decreased $1.5 million or 15.6% for the first quarter ended March 31, 1999 compared to the first quarter ended March 31, 1998. Two of the Company's business segments experienced lower sales volumes in Canada in 1999 compared to 1998 with consumable bingo products decreasing $.2 million or 3.7% and pulltab and lottery products decreasing $1.3 million or 33.1%. Electronic bingo products were flat for the first quarter of 1999 compared to the first quarter of 1998. Consumable bingo products sales in Canada were adversely impacted by increased competition from manufacturing rivals, as well as from an increase in other forms of gaming. The decrease in Canadian pulltab and lottery products is attributable in part to higher than normal first quarter 1998 sales due to customers replenishing inventories with new pulltab products after the Company was awarded a five year contract from the Ontario Gaming Commission in November 1997. The decrease is also partially due to the continued adverse impact on the Canadian pulltab and lottery ticket market due to the increase in government fees that reduced the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $.5 million or 5.3%.

Domestically, the Company experienced a slight increase of $0.3 million or 1.3% for the first quarter ended March 31, 1999 compared to the first quarter ended March 31, 1998. Specifically, electronic bingo products increased $1.8 million or 67.3% attributable to the increase of $1.1 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems, by a $0.2 million increase in electronic hall equipment and a $0.4 million increase in fixed based electronic bingo systems. This increase was offset in part by a decrease of $1.1 million or 9.2% in consumable bingo products and by a decrease of $0.4 million or 5.4% in pulltab and lottery products. The sales of consumable bingo products and pulltab and lottery products has been adversely impacted by increased competition from manufacturing rivals and an apparent decline in the popularity of traditional bingo and pulltabs due to the increase in other forms of gaming and entertainment.

The Company expects the general decline in the industry to continue in 1999 due to competitive pressures from other sources of gaming and entertainment. However, the Company expects sales from the Power Bingo King(TM) hand-held electronic bingo systems to continue to increase, which the Company expects will partially offset the decline in sales in the consumable bingo products and pulltab and lottery product segments.

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 68.6% for the first quarter of 1999, an increase of 2.4 percentage points from 66.2% for the first quarter of 1998. In terms of dollars, cost of goods sold was $20.8 million for the first quarter of 1999 compared to $20.9 million for the first quarter ended 1998.

In Canada, cost of sales decreased $0.8 million or 13.1% in the first quarter of 1999 compared to 1998. The decrease is primarily attributable to lower sales of pulltab and lottery products of $0.9 million or 32.2%. This decrease was partially offset by a slight increase in the cost of sales for consumable bingo products of $0.1 million or 4.1% due to higher sales volumes of general merchandise.

Domestically, cost of sales increased $0.7 million or 4.5% in the first quarter of 1999 compared to 1998. The increase is due in part to an increase in electronic bingo products cost of sales of $1.4 million or 94.6% primarily due to the impact of the increase in installation of Power Bingo King(TM) electronic hand-held bingo systems and by an increase in sales volume of electronic bingo hall equipment and electronic fixed base systems. This increase was partially offset by continued production efficiencies in pulltab and lottery product segments of $0.7 million or 14.3%.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $9.3 million for the three months ended March 31, 1999 compared to $9.0 million for the three months ended March 31, 1998 an increase of $0.3 million or 3.5%. Selling, general and administrative expense, as a percentage of sales, was 30.6% for the three months ended March 31, 1999 compared to 28.3% for the period ended March 31, 1998. The increase is primarily due to the impact of (i) the acquisition of Bingo System and Supply, Inc. in the fourth quarter of 1998, (ii) the acquisition of the distribution business of Alberta Bingo Supply, Inc. in the third quarter of 1998, (iii) higher rent for administrative offices at the Texas border facilities, (iv) higher than normal travel expenses incurred in connection with exploring alternatives and examining the restructuring of the Company's business and (v) higher sales promotion expenses. These increases were partially offset by decreases in contract services and research and development expenses.

Interest Expenses, Net - Interest expense, net of interest income, was $3.6 million for the three months ended March 31, 1999 compared to $3.2 million for the three months ended March 31, 1998, an increase of $0.5 million or 14.7%. Interest expense, as a percentage of sales, was 11.9% for the first quarter of 1999 compared to 10.0% for the first quarter of 1998. The increase is primarily attributable to accrued interest on the Credit Facility borrowings and to debt incurred to finance acquisitions in 1998.

Income Tax Provision (Benefit) - The Company recorded an income tax benefit of $241,000 for three months ended March 31, 1999 compared to an income tax provision of $173,000 pertaining to income generated in Canada for the three months ended March 31, 1998. The effective tax rate was (7.2%) for the three months ended March 31, 1999 compared to 12.1% for the three months ended March 31, 1998. The decrease in the effective tax rate is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States and Canada within the net operating loss carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are for the purchase, manufacturing and carrying of inventory, the carrying of accounts receivable and notes receivable, the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the first quarter ended March 31, 1999 and 1998 are as follows:

                                                         MARCH 31,     MARCH 31,
                                                            1999         1998
                                                         ---------     --------
(DOLLARS IN THOUSANDS)
Working capital                                          $  28,277     $ 35,493
Current ratio                                                  2.2          2.3
Total long-term debt                                     $ 120,446     $100,739
Stockholders' equity (deficit)                           $  (7,831)    $ 14,324
Total capitalization                                     $ 112,615     $115,063
Debt to capitalization ratio                                 107.0%        87.6%
Capital expenditures for property, plant and equipment   $     169     $  1,069
Capital expenditures for electronic bingo systems        $     692     $    312

FINANCING ACTIVITIES

The Company's long-term debt at March 31, 1999, including the current portion thereof totaled $120.4 million compared to $119.8 million at December 31, 1998 (see Note 5 of Notes to Consolidated Financial Statements). Cash payments on long-term debt for the first three months ended March 31, 1999 totaled $77,000 compared to $15,000 for the three months ended March 31, 1998.

In November 1997, the Company entered into a Credit Facility for a three-year term expiring in November 2000. The Credit Facility, as amended, provides for maximum borrowings of up to $30.0 million of which up to $20.0 million may be borrowed under the U.S. Facility and up to $10.0 million may be borrowed under the Canadian Facility. At March 31, 1999, the Company had borrowed $18,492,000 at a weighted-average interest rate of 8.05% of which $14,250,000 was borrowed on the U.S. Facility and $4,242,000 was borrowed on the Canadian Facility. At December 31, 1998, the Company had borrowed $17,673,000 at a weighted-average interest rate of 8.09% of which $13,850,000 was borrowed on the U.S. Facility and $3,823,000 was borrowed on the Canadian Facility. The Company and Bazaar also had $1.2 and $0.2 million, respectively, in stand-by letters of credit secured by the Credit Facility. The letters of credit are considered advances and reduce the availability of the borrowing base.

The Borrowers are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At both March 31, 1999 and December 31, 1998, $5.1 was available for borrowing under the Credit Facility.

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

Interest on the 12.5% Senior Subordinated Notes is payable semi-annually on each May 15 and November 15. The Company did not make the May 15 interest payment, however the Indenture provides for an additional period of 30 days during which the interest payment may be made. Failure to make such payment during such 30-day period will result in an "Event of Default" under terms of the Indenture. The Indenture imposes certain limitations on the Company's ability to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales.

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

POTENTIAL RESTRUCTURING

During February 1999, the Company's executive management determined that the preliminary year-end financial results for the fiscal year 1998 indicated a level of operating cash flow that may be insufficient to service the Company's current debt levels. Accordingly, the Company retained an investment banking firm and other advisors to assist the Company in analyzing the Company's capital structure and to review various financial restructuring alternatives. The restructuring will likely include the conversion of existing debt of the Company into equity. Such conversion could result in a substantial or complete dilution of current stockholders.

In March 1999, the Company was informed that a group of holders of the Notes formed an ad hoc committee to act on their behalf and to explore alternatives for restructuring the Company's current debt. The Company is continuing its discussions with the ad hoc committee concerning the restructuring of its current debt and equity securities. There can be no assurance that the Company will be able to reach an agreement on a consensual restructuring of its current debt and equity with such ad hoc committee.

Management believes that under any restructuring alternative, the current holders of the Company's common stock will be subject to substantial or complete dilution as a result of a potential conversion of the Notes to equity. There can be no assurance as to what value, if any, would be ascribed to the common stock in a restructuring. In addition, the Company's Notes would be substantially impaired in a restructuring. Due to the significant number of uncertainties associated with any restructuring plan, there can be no assurance that the Company will be able to consummate any form of operational or financial restructuring.

While there is no assurance that funding will be available to execute any restructuring plan, the Company is continuing to explore alternatives that include finding strategic investors, utilizing lenders and/or other business partners, selling substantial Company assets, and terminating lease obligations on operating facilities and equipment identified as unnecessary. There can be no assurance that management's efforts in this regard will be successful.

Amounts available under the Company's credit facilities are not expected to be sufficient to fund the Company's cash needs after May 31, 1999, and the Company may not have adequate funds to operate its business. There can be no assurance that additional funds can be obtained or that any restructuring alternative will be successfully initiated or implemented by May 31, 1999, in which case the Company may be compelled to pursue a bankruptcy filing. The Company would be required to obtain additional waivers under its credit arrangements for periods subsequent to May 31, 1999 and the lenders are under no obligation to grant such waivers.

Management believes that, despite the financial uncertainties in the near future, it has developed a business plan that, if successfully funded and executed as part of the restructuring can improve its operating results. The continuing support of the Company's vendors, customers, lenders, stockholders and employees during any restructuring will be the key to the Company's success.

CAPITAL EXPENDITURES

The Company's capital expenditures for property, plant and equipment were $0.2 million during the first quarter of 1999 compared with $1.1 million during the first quarter of 1998. During 1999, the Company's capital expenditure program will focus on (i) the upgrading and development of management information systems, (ii) the purchase of equipment designed to improve manufacturing efficiency and (iii) the consolidation of United States manufacturing operations.

Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems that are placed in the market and immediately generate revenue on a lease or revenue sharing basis. The Company's $0.4 million increase for electronic bingo systems is primarily due to the manufacture and placement of Power Bingo King(TM) hand-held electronic bingo units. The Company began placing the units following the July 1997 acquisition of substantially all of the assets of Power Bingo Corporation.

INFLATION

Management does not believe that inflation has had or is expected to have any significant adverse impact on the Company's financial condition or results of operations for the periods indicated.

YEAR 2000 ISSUE

During 1998, the Company began working to fully determine whether its computer systems and related software would properly recognize the year 2000 and continue to process data. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company is aware of the issues associated with the programming code in its existing computer systems in order for the systems to recognize date sensitive information when the year changes to 2000. The Company has a year 2000 program to address (i) central business systems, (ii) site operations, (iii) products and (iv) major suppliers. The program consists of the following phases: awareness, assessment, remediation, testing and contingency planning.

The Company is in the process of remediation and testing with regard to the central business systems used by the Company. The process includes either hard testing of the systems and subsystems, vendor declaration and certification, or both. Currently, management believes those systems to be date compliant such that they will not pose a significant risk to the Company's future business operations. However, certain information systems pertaining to a recently acquired distributor have been determined to be non-compliant. A conversion to the Company's current information systems is scheduled for completion in the fourth quarter of 1999. The cost to bring this distributor's information systems compliant is not expected to be material.

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

The Company produces and markets a wide array of products, many of which do not have year 2000 or date/time issues. Most products that the Company has identified to have year 2000 issues have been declared year 2000 compliant. Other products are either in various phases of testing software upgrades or have final solutions available for implementation. Currently, there is no indication that any of the identified issues will have a material adverse impact on the operation of these products other than through the recording of date and time for reporting purposes.

Currently, an assessment of major suppliers is being performed with substantial completion expected during the second quarter of 1999. As part of this process the Company will request written assurances from these suppliers that they have year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. However, the Company can not assure that the systems of suppliers will be successfully converted on a timely basis. Therefore, the Company could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness and other business interruptions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market prices and rates) to which the Company is exposed are:

     -    Interest rates on notes receivables.

     -    Commodity prices, affecting the cost of certain raw materials.

     -    Interest rates on the Company's debt.

     -    Foreign exchange rates and other international market risks.

The Company is exposed to market risk from changes in interest rates. The Company's notes receivable consist primarily of fixed rate interest bearing securities. The total notes receivable at March 31, 1999 was $2.9 million, which approximates 2% of the total assets. Management believes the exposure will be minimal as the Company plans to hold the notes to maturity and the life of the notes is less than 2 years.

Raw materials used by the Company are exposed to the impact of changing commodity prices, particularly newsprint, because its ability to recover increased costs through higher pricing may be limited by the competitive environment the Company operates in. The Company does not enter into commodity future and option contacts to manage fluctuations in prices on anticipated purchases of these raw materials. The Company will study and may develop a Board-approved policy to use such derivative financial instruments only to the extent necessary to manage these exposures.

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

A 10% proportionate increase in interest rates in 1999 as compared to the average level of interest notes in 1998 would result in an increase to pretax loss of approximately $0.15 million. This increase to the pretax loss is caused by the Company's variable rate Credit Facility. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to the pretax loss.

The Company has significant operations in Canada and Mexico. All Canadian activities are recorded in their functional currency and translated to U.S. dollars at current exchange rates while Mexican activities are maintained in pesos and are remeasured into U.S. dollars at current exchange rates. Operating in international markets involves exposure to movements in currency exchange rates. The Company does not enter into forward foreign exchange currency contacts to hedge the exposure on the activities of the operating units functional currency to minimize the volatility of reported earnings because the Company does not believe it is justified by the exposure or cost.

The Company estimates that a 10% decrease in Canadian foreign exchange rate would result in $2.5 million loss in net sales. Management intends to study whether the management of foreign currency market risk through the use of a variety of financial and derivative instruments would be advantageous.

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

                            STUART ENTERTAINMENT, INC.



Date: May 17, 1999          /s/ Joseph M. Valandra
                            ----------------------------------------------------
                            Joseph M. Valandra, Chairman of the Board,
                            Chief Executive Officer and President



Date: May 17, 1999          /s/ Lawrence X. Taylor, III
                            ----------------------------------------------------
                            Lawrence X. Taylor, III
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.   Description
-----------   -----------

     11       Statements Regarding Computation of Per Share Earnings

     27       Financial Data Schedule