Form 10-Q
period 1999-06-30
STUART ENTERTAINMENT INC
filed 1999-08-16
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD ENDED         COMMISSION FILE NUMBER
                JUNE 30, 1999                          0-10737


                           STUART ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      84-0402207
    -------------------------------                      ------------------
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         3211 NEBRASKA AVENUE
         COUNCIL BLUFFS, IOWA                                   51501
    -------------------------------                       ------------------
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

                                                            Yes [X]  No [ ]


As of July 23, 1999 there were 6,946,211 shares of the registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.     FINANCIAL INFORMATION:

 Item 1:

       Consolidated Statements of Operations for the
         Three and Six Months Ended June 30, 1999 and 1998......................        3

       Consolidated Balance Sheets as of June 30, 1999 and
         December 31, 1998 .....................................................        4

       Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 1999 and 1998................................        5

       Notes to Consolidated Financial Statements...............................      6-9

 Item 2:

       Management's Discussion and Analysis of Financial
        Condition and Results of Operations.....................................    10-20

 Item 3:

       Quantitative and Qualitative Disclosures about
         Market Risk............................................................       21

PART II.    OTHER INFORMATION:

 Item 3:

       Defaults upon Senior Securities..........................................       22

 Item 6:

       Exhibits and Reports on Form 8-K.........................................       22

SIGNATURES......................................................................       23

EXHIBIT INDEX...................................................................       24

                          PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL INFORMATION

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Amounts in thousands, except per share data)
(UNAUDITED)


                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                     ------------------------        ------------------------
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------
NET SALES                                            $ 29,693        $ 29,717        $ 60,038        $ 61,312
COST OF GOODS SOLD                                     17,611          20,408          38,425          41,327
                                                     --------        --------        --------        --------
GROSS MARGIN                                           12,082           9,309          21,613          19,985

OTHER EXPENSES:
  Selling, general and administrative expenses         10,220           8,942          19,490          17,897
  Restructuring charge                                  3,000               -           3,000               -
  Reorganization costs                                    733               -             733               -
  Interest expense, net                                 3,628           3,146           7,246           6,298
                                                     --------        --------        --------        --------
    Other expenses                                     17,581          12,088          30,469          24,195
                                                     --------        --------        --------        --------
LOSS BEFORE INCOME TAXES                               (5,499)         (2,779)         (8,856)         (4,210)
INCOME TAX PROVISION (BENEFIT)                             (3)            (55)           (244)            118
                                                     --------        --------        --------        --------
NET LOSS                                             $ (5,496)       $ (2,724)       $ (8,612)       $ (4,328)
                                                     ========        ========        ========        ========
NET LOSS PER COMMON SHARE:
  Basic                                              $  (0.79)       $  (0.39)       $  (1.24)       $  (0.62)
                                                     ========        ========        ========        ========
  Diluted                                            $  (0.79)       $  (0.39)       $  (1.24)       $  (0.62)
                                                     ========        ========        ========        ========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                                 6,946           6,935           6,946           6,932
                                                     ========        ========        ========        ========
  Diluted                                               6,946           6,935           6,946           6,932
                                                     ========        ========        ========        ========


Note: No dividends were paid or declared during the six months ended June 30, 1999 and 1998.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND DECEMBER 31, 1998
(Dollars in thousands)


--------------------------------------------------------------------------------------------------------
                                                                             JUNE 30,       DECEMBER 31,
ASSETS                                                                         1999             1998
                                                                           (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $   3,019        $   4,447
  Trade receivables, net of allowance for doubtful accounts of $4,312
    and $3,735                                                                 19,098           19,124
  Current portion of notes receivable                                           1,056            1,587
  Inventories                                                                  20,734           22,111
  Deferred income taxes                                                         2,886            2,886
  Prepaid expenses and other current assets                                     2,323            1,005
                                                                            ---------        ---------
           Total Current Assets                                                49,116           51,160

PROPERTY, PLANT AND EQUIPMENT, net                                             29,712           29,214
GOODWILL, net of accumulated amortization of $5,718 and $4,670                 46,844           46,894
OTHER ASSETS, net                                                               9,197            9,431
                                                                            ---------        ---------
                                                                            $ 134,869        $ 136,699
                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt                                         $     470        $     469
  Trade payables                                                               11,335           12,725
  Accrued payroll and benefits                                                  2,849            2,006
  Accrued interest                                                              8,018            1,887
  Other accrued liabilities                                                     3,154            3,871
  Restructuring charge reserve                                                  3,000                -
  Income taxes payable                                                            849            1,023
                                                                            ---------        ---------
           Total Current Liabilities                                           29,675           21,981

LONG-TERM DEBT                                                                118,504          119,288
DEFERRED INCOME TAXES                                                             185              178
DEFERRED INCOME                                                                   125              143
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value;  30,000,000 shares authorized;
    6,946,211 and 6,942,914  shares outstanding                                    70               70
  Additional paid-in capital                                                   27,768           27,767
  Accumulated deficit                                                         (37,912)         (29,280)
  Treasury stock (56,260 shares at cost)                                         (189)            (189)
  Accumulated other comprehensive loss                                         (3,357)          (3,259)
                                                                            ---------        ---------
           Total Stockholders' Equity (Deficit)                               (13,620)          (4,891)
                                                                            ---------        ---------
                                                                            $ 134,869        $ 136,699
                                                                            =========        =========


See Notes to Consolidated Financial Statements

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Dollars in thousands)
(UNAUDITED)

---------------------------------------------------------------------------------------------------------
                                                                                    1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $(8,612)       $(4,328)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization                                                   4,699          3,850
    Provision for doubtful accounts                                                   469            496
    Restructuring charge                                                            3,000              -
    Payments on restructuring charge                                                    -         (1,758)
    Other non-cash expenses - net                                                  (1,399)          (635)
    Change in operating assets and liabilities:
      Trade receivables                                                              (727)        (2,280)
      Inventories                                                                   1,776         (1,533)
      Trade payables                                                               (1,390)         1,097
      Accrued interest                                                              6,131            (22)
      Other - net                                                                  (1,368)         1,398
                                                                                  -------        -------
           Net cash flows from operating activities                                 2,579         (3,715)
                                                                                  -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                    -           (581)
  Capital expenditures for electronic bingo systems                                (3,103)        (1,290)
  Capital expenditures for property, plant and equipment                             (773)        (3,275)
  Other                                                                                36            (38)
  Payments received on notes receivable                                               654            893
                                                                                  -------        -------
           Net cash flows from investing activities                                (3,186)        (4,291)
                                                                                  -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds(payments) on borrowings under credit facility                         (527)         5,500
  Proceeds from issuance of common stock under employee stock purchase plan             1              -
  Cost of debt financing                                                             (135)          (207)
  Payments on long-term debt                                                         (108)           (50)
                                                                                  -------        -------
           Net cash flows from financing activities                                  (769)         5,243

  Effect of currency exchange rate changes on cash of foreign subsidiaries            (52)            47
                                                                                  -------        -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,428)        (2,716)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,447          7,099
                                                                                  -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 3,019        $ 4,383
                                                                                  =======        =======


SUPPLEMENTAL CASHFLOW DISCLOSURES:
  Interest paid                                                                   $   885        $ 6,288
  Income taxes paid                                                               $   375        $   476

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

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

     In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1998 financial statements to conform to those classifications used in 1999.

2. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is comprised of net earnings (losses) and net currency translation gains (losses). Total comprehensive loss for the six months ended June 30, 1999 and 1998 were $8,710,000 and $5,712,000, respectively.

3. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, FASB issued SFAS No. 137, which amended SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of evaluating the impact, if any, this accounting pronouncement will have on the Company's financial statements.

4.   INVENTORIES - Inventories consisted of the following:


                                                  JUNE 30,    DECEMBER 31,
                                                    1999          1998
                                                (UNAUDITED)
Raw materials                                     $ 4,555       $ 4,858
Work-in-process                                       235           250
Finished goods                                     15,944        17,003
                                                  -------       -------
                                                  $20,734       $22,111
                                                  =======       =======

5. LONG-TERM DEBT - In November 1996, the Company completed a private placement of $100 million aggregate principal amount of 12.5% Senior Subordinated Notes due November 15, 2004 (the "Notes"). Interest on the Notes is payable semi-annually on each May 15 and November 15. The Company did not make the May 15, 1999 interest payment of $6.25 million. The grace period with respect to such payment expired on June 15, 1999, thereby resulting in an "Event of Default" under the Indenture governing the terms of the Notes (the "Indenture"). As a result, the Notes could be accelerated and payable in full, which would cause the total amount of the Notes to be classified as a current liability.

     During February 1999, the Company's executive management determined that the preliminary year-end financial results for the fiscal year 1998 indicated a level of operating cash flow that might be insufficient to service the Company's current debt levels. Accordingly, the Company retained an investment banking firm and other advisors to assist the Company in analyzing the Company's capital structure and to review various financial reorganization alternatives.

     On May 21, 1999, the Company announced that it had reached an agreement-in-principle (the "Agreement") with certain of the holders of the Notes (the "Noteholders"), with respect to the consensual reorganization of the Company's debt and equity. In accordance with the terms of the Agreement, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code on August 13, 1999 in order to effect a pre-negotiated plan of reorganization that implements the consensual Agreement with the Noteholders. Pursuant to the Agreement, the Noteholders have agreed to refrain from taking any action to enforce the Notes or the obligations of the Company under the Indenture.

     In November 1997, the Company entered into a credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation (Central) ("Congress") (the "US Facility") and one between Bingo Press & Specialty Limited, a wholly owned subsidiary of the Company ("Bazaar") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provides for maximum borrowings of up to $30.0 million, of which up to $20.0 million may be borrowed under the US Facility and up to US$10.0 million may be borrowed under the Canadian Facility. The Credit Facility provides for a three-year term and expiring in November 2000.

     The Credit Facility imposes certain covenants and other requirements on the Company and Bazaar (sometimes collectively referred to herein as the "Borrowers"), including the requirement that the Company maintain a certain minimum level of net worth. As of the date of this report, the Company was not in compliance with certain covenants, including the minimum net worth covenant. The Credit Facility also contains cross default provisions with any other agreement, document or instrument relating to indebtedness for borrowed money in an amount in excess of $50,000 which is owing to any person other than Congress. These cross default provisions provide that, if the Company is in default under any other applicable indebtedness, the Company also is in default under the Credit Facility. Accordingly, the existing default under the Notes is an "Event of Default" under the Credit Facility. As of the date of this report, the Company has not obtained a waiver of these defaults; however, Congress has not indicated any intention to declare the Company in default. In the event Congress does elect to exercise its remedies under the Credit Facility, the obligations outstanding under the Credit Facility may be accelerated and payable in full, which would cause the total amount of such obligations to be classified as a current liability. In addition, Congress may foreclose on the collateral securing the obligations under the Credit Facility, which would include substantially all of the Company's operating assets.

     The Borrowers are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and Bazaar, respectively. At June 30, 1999, $4.9 million was available for borrowing under the Credit Facility. At December 31, 1998, $5.1 million was available for borrowing under the Credit Facility. At June 30, 1999 and December 31, 1998, the Borrowers had borrowed $17.1 million and $17.7 million, respectively, under the Credit Facility.

     Long-term debt consisted of the following:

                                        JUNE 30,    DECEMBER 31,
                                         1999           1998
                                      (UNAUDITED)
Senior Subordinated Notes              $100,000       $100,000
Borrowings Under Credit Facility         17,146         17,673
Notes payable to others                   1,828          2,084
                                       --------       --------
                                        118,974        119,757
Less current portion                        470            469
                                       --------       --------
                                       $118,504       $119,288
                                       ========       ========


6. RESTRUCTURING CHARGE - During the second quarter of 1999, management announced the decision by the Company to permanently close its operations in McAllen, Texas. This restructuring plan involves the reallocation of bingo paper products and bingo ink markers production to existing Company facilities located in the United States, Canada and Mexico. This decision was made based on the results of a capacity study commissioned by the Company and coincide with an ongoing effort to improve operations, reduce costs, improve overall financial performance and stimulate growth. The Company also announced plans to relocate its corporate headquarters from Council Bluffs, Iowa to the Minneapolis/St. Paul metropolitan area. As a result of these decisions, the Company recorded a restructuring charge of $3,000,000 in the second quarter of 1999. The restructuring charge includes approximately $1,075,000 of recognized severance and termination benefits for approximately 200 employees and $1,925,000 of facility closure costs. As of June 30, 1999, no payments were made against the restructuring charge reserve.

7. BUSINESS OPERATIONS AND SEGMENTS - The Company is primarily engaged in the manufacture and distribution of a full line of bingo-related products. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit.

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

     The Company evaluates the performance of its operating segments based on fully absorbed product line gross margins. For the three and six months ended June 30, 1999 and 1998, the Company did not allocate Selling, General and Administrative, Depreciation and Amortization, Interest Expense and Non-operating Expense or Income, or Income Taxes to its individual operating segments. The Company is, therefore, unable to reasonably determine the breakout of these items by reportable segment. In addition, as of June 30, 1999 and December 31, 1998, the Company did not measure return on investment by reportable segment and accordingly is not able to report the allocation of assets by reportable segment.

      SUMMARY BY BUSINESS SEGMENTS:


                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
                                                    ------------------------       ------------------------
                                                      1999            1998           1999            1998
NET SALES:
  Consumable Bingo Products                         $ 13,924        $ 15,659       $ 29,556        $ 32,546
  Pulltab and Lottery Products                        10,047          10,583         20,094          22,386
  Electronic Bingo Products                            5,722           3,475         10,388           6,380
                                                    --------        --------       --------        --------
                                                      29,693          29,717         60,038          61,312
                                                    --------        --------       --------        --------
GROSS MARGIN
  Consumable Bingo Products                            6,203           4,171         10,158           9,458
  Pulltab and Lottery Products                         3,616           3,789          7,628           7,975
  Electronic Bingo Products                            2,263           1,349          3,827           2,552
                                                    --------        --------       --------        --------
                                                      12,082           9,309         21,613          19,985
                                                    --------        --------       --------        --------

  Selling, general and administrative expenses        10,220           8,942         19,490          17,897
  Restructuring charge                                 3,000               -          3,000               -
  Reorganization costs                                   733               -            733               -
                                                    --------        --------       --------        --------
    Operating income (loss)                         $ (1,871)       $    367       $ (1,610)       $  2,088
                                                    ========        ========       ========        ========

8. PETITION FOR REORGANIZATION UNDER CHAPTER 11 - On August 13, 1999, the Company filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. See Note 5 to the Notes to Consolidated Financial Statements for a detailed discussion.

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

GENERAL

The Company incurred a net loss of $8.6 million for the six months ended June 30, 1999, compared to a net loss of $4.3 million for the six months ended June 30, 1998. Excluding the restructuring charge of $3.0 million and reorganization costs of $0.7 million recorded in the second quarter of 1999, management believes that the Company's operations continue to be adversely impacted by increased competition, including competition from companies offering new forms of gaming that are outside the traditional consumable bingo and pulltab markets. The Company has attempted to offset the increase in competition by developing electronic bingo and pulltab systems and by consolidating manufacturing operations. Additionally, the Company has been pursuing an aggressive acquisition program in an effort to quickly broaden its product offerings. These actions have not offset the effects of declining margins caused by increased competition and the apparent decline in the popularity of traditional forms of bingo and pulltabs.

The Company competes in markets that include a narrow customer base. The markets for the Company's products are intensely competitive and are subject to continuous, rapid technological change, short product life cycles and aggressive pricing. The Company competes primarily on the basis of technology, product availability, performance, quality, price, reliability, distribution and customer service.

RESULTS OF OPERATIONS

The following data sets forth operating data from the Company's Consolidated Statements of Operations, stated as a percentage of net sales.

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                    JUNE 30,
                                                    --------------------        --------------------
                                                     1999          1998          1999          1998
Net sales                                            100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                    59.3          68.7          64.0          67.4
                                                    ------        ------        ------        ------
Gross margin                                          40.7          31.3          36.0          32.6
Selling, general and administrative expenses          34.4          30.1          32.5          29.2
Restructuring charge                                  10.1           -             5.0           -
Reorganization costs                                   2.5           -             1.2           -
                                                    ------        ------        ------        ------
Income (loss) from operations                         (6.3)          1.2          (2.7)          3.4
Interest expense                                      12.2          10.6          12.0          10.3
                                                    ------        ------        ------        ------
Loss before income tax provision (benefit)           (18.5)         (9.4)        (14.7)         (6.9)
Income tax provision (benefit)                         -            (0.2)         (0.4)          0.2
                                                    ------        ------        ------        ------
Net loss                                             (18.5%)        (9.2%)       (14.3%)        (7.1%)
                                                    ======        ======        ======        ======

Comparison of Three Months Ended June 30, 1999 and 1998

Net Sales - Net sales were $29.7 million for both the three months ended June 30, 1999 and June 30, 1998.

In Canada, sales decreased $0.3 million, or 3.9%, for the second quarter ended June 30, 1999, compared to the second quarter ended June 30, 1998. Two of the Company's business segments experienced lower sales volumes in Canada in 1999 compared to 1998 with consumable bingo products decreasing $0.1 million or 2.0% and pulltab and lottery products decreasing $0.4 million or 12.6%. Electronic bingo products increased $0.1 million, primarily hall equipment for the second quarter of 1999 compared to the second quarter of 1998. Consumable bingo products sales in Canada were adversely impacted by increased competition from manufacturing rivals, as well as from an increase in other forms of gaming. The decrease in Canadian pulltab and lottery products is attributable to the continued adverse impact on the Canadian pulltab and lottery ticket market resulting from an increase in government fees that reduced the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $0.2 million or 1.8%.

Domestically, the Company's sales experienced a slight increase of $0.3 million, or 1.5%, for the second quarter ended June 30, 1999 compared to the second quarter ended June 30, 1998. Specifically, electronic bingo products increased $2.1 million or 63.3% attributable to the increase of $0.9 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems and by a $1.3 million increase in sales of fixed based electronic bingo systems. The increases in the electronic bingo products were partially offset by a slight decrease of $0.1 million in bingo hall equipment. This increase was offset in part by a decrease of $1.6 million, or 16.2%, in sales of consumable bingo products and a decrease of $0.2 million, or 2.2%, in pulltab and lottery product sales. The sales of consumable bingo products and pulltab and lottery products has been adversely impacted by increased competition from manufacturing rivals and an apparent decline in the popularity of traditional bingo and pulltabs due to the increase in other forms of gaming and entertainment.

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

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 59.3% for the second quarter of 1999, a decrease of 9.4 percentage points from 68.7% for the second quarter of 1998. In terms of dollars, cost of goods sold was $17.6 million for the second quarter of 1999 compared to $20.4 million for the second quarter of 1998.

In Canada, cost of sales decreased $0.5 million, or 9.5%, in the second quarter of 1999 compared to 1998. The decrease is attributable in part to lower sales of pulltab and lottery products of $0.3 million and by lower sales of consumable bingo products of $0.3 million, or 10.0%, primarily relating to bingo paper. This decrease was partially offset by a slight decrease in the cost of sales of $0.1 million, or 0.2%, due to higher sales volumes of general merchandise.

Domestically, cost of sales decreased $2.3 million, or 15.2%, in the second quarter of 1999 compared to 1998. The decrease is primarily related to a $3.4 million or 41.1% decrease in consumable bingo related products for the second quarter of 1999 compared to the second quarter of 1998. This decrease is attributable in part to the decrease in sales of bingo paper, to lower product costs due to favorable newsprint prices and to an overall improvement in production efficiencies resulting from the shutdown of the production facility in Iowa and to the relocation of the interim production facility in Pharr, Texas to the plant in McAllen, Texas in the second quarter of 1998.

This decrease was offset in part by an increase in electronic bingo products cost of sales of $1.3 million or 61.5% in the second quarter of 1999 compared to the second quarter of 1998. This increase is due in part to the impact of the increase in installation of Power Bingo King(TM) electronic handheld bingo system of $0.7 million or 74.2% and to the sales of fixed base systems of $0.8 million in the second quarter of 1999 compared to $0.1 million in the second quarter of 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $10.2 million for the three months ended June 30, 1999 compared to $8.9 million for the three months ended June 30, 1998 an increase of $1.3 million or 14.3%. Selling, general and administrative expense, as a percentage of sales, was 34.4% for the three months ended June 30, 1999 compared to 30.1% for the period ended June 30, 1998. The increase is primarily due to the impact of (i) the acquisition of Bingo System and Supply, Inc. in the fourth quarter of 1998, (ii) the acquisition of the distribution business of Alberta Bingo Supply, Inc. in the third quarter of 1998, (iii) higher rent for administrative offices at the Texas border facilities and (iv) higher than normal travel expenses incurred in connection with exploring alternatives and examining the reorganization of the Company's business. These increases were partially offset by decreases in contract services and research and development expenses.

Restructuring Charge - During the second quarter of 1999, the Company recorded a restructuring charge of $3.0 million related to management's decision to relocate its corporate headquarters from Council Bluffs, Iowa to Minneapolis, Minnesota and to permanently close its manufacturing operations in McAllen, Texas and relocate bingo paper and ink dabber production to other manufacturing facilities in the United States, Canada and Mexico. This action was predicated on the results of a capacity study commissioned by the Company and coincides with an ongoing effort to improve operations, reduce costs, improve overall financial performance and stimulate growth.

The restructuring charge includes approximately $1,075,000 of recognized severance and termination benefits for approximately 200 employees and $1,925,000 of facility closure costs.

Reorganization Costs - Legal and professional fees of $0.7 million were incurred in connection with the pending bankruptcy filing and reorganization of the Company.

Interest Expense, Net - Interest expense, net of interest income, was $3.6 million for the three months ended June 30, 1999 compared to $3.1 million for the three months ended June 30, 1998, an increase of $0.5 million, or 16.1%. Interest expense, as a percentage of sales, was 12.2% for the second quarter of 1999 compared to 10.6% for the second quarter of 1998. The increase is primarily attributable to accrued interest on the Credit Facility borrowings and to debt incurred to finance acquisitions in 1998.

Income Tax Provision (Benefit) - The Company recorded an income tax benefit of $3,000 for three months ended June 30, 1999 compared to an income tax benefit of $55,000 for the three months ended June 30, 1998 pertaining to income generated in Canada. The decrease in the income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States and Canada within the net operating loss carryforward periods.

Comparison of Six Months Ended June 30, 1999 and 1998

Net Sales - Net sales were $60.0 million for the six months ended June 30, 1999, a decrease of $1.3 million, or 2.1% from $61.3 million for the six months ended June 30, 1998.

In Canada, sales decreased $1.9 million, or 10.1%, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Two of the Company's business segments experienced lower sales volumes in Canada in 1999 compared to 1998 with consumable bingo products decreasing $.3 million, or 2.9%, and pulltab and lottery products decreasing $1.7 million, or 24.5%. Electronic bingo products increased $0.1 million, or 33.1%, for the first half of 1999 compared to the first half of 1998. Consumable bingo products sales in Canada were adversely impacted by increased competition from manufacturing rivals, as well as from an increase in other forms of gaming. The decrease in Canadian pulltab and lottery products is attributable in part to higher than normal first quarter 1998 sales due to customers replenishing inventories with new pulltab products after the Company was awarded a five year contract from the Ontario Gaming Commission in November 1997. The decrease is also partially due to the continued adverse impact on the Canadian pulltab and lottery ticket market as a result of an increase in government fees that reduced the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $0.6 million or 3.7%.

Domestically, the Company experienced a slight increase of $0.6 million, or 1.4%, for the first half ended June 30, 1999 compared to the first half ended June 30, 1998. Specifically, electronic bingo products increased $3.9 million, or 65.1%, attributable to (i) the increase of $2.0 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems, (ii) a $0.1 million increase in electronic hall equipment and (iii) a $1.7 million increase in fixed based electronic bingo systems. This increase was offset in part by a decrease of $2.7 million or 12.5% in consumable bingo products and by a decrease of $0.6 million or 3.8% in pulltab and lottery products. The sales of consumable bingo products and pulltab and lottery products has been adversely impacted by increased competition from manufacturing rivals and an apparent decline in the popularity of traditional bingo and pulltabs due to the increase in other forms of gaming and entertainment.

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

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 64.0% for the first half of 1999, a decrease of 3.4 percentage points from 67.4% for the first half of 1998. In terms of dollars, cost of goods sold was $38.4 million for the first half of 1999 compared to $41.3 million for the first half of 1998.

In Canada, cost of sales decreased $1.3 million, or 11.4%, in the first half of 1999 compared to 1998. The decrease is attributable to lower sales of pulltab and lottery products of $1.1 million, or 23.6%, and lower sales of bingo products of $0.2 million, or 3.3%. This decrease was partially offset by a slight increase in the cost of sales for electronic products of $0.1 million, or 21.8%, due to higher sales volumes.

Domestically, cost of sales decreased $1.6 million, or 5.4%, in the first half of 1999 compared to 1998. The decrease is due in part to a $3.5 million, or 20.5%, decrease in consumable bingo products and to a $0.8 million, or 8.4%, decrease in pulltab and lottery products for the first half of 1999 compared to the first half of 1998. The decrease in cost of sales for consumable bingo products is due in part to the decrease in sales volumes, to lower product costs relating to favorable newsprint prices and to an overall improvement in production efficiencies resulting from the shutdown of the production facility in Iowa and the relocation of the interim production facility in Pharr, Texas to the new plant in McAllen, Texas in the second quarter of 1998. The decrease in cost of sales for pulltab and lottery ticket products is attributable in part to the decrease in sales volumes and to continued production efficiencies.

These decreases were offset in part by an increase in cost of sales of electronic bingo products of $2.7 million, or 75.5%, in the first half of 1999 compared to the first half of 1998. This increase is due in part to the impact of the increase in installation of Power Bingo King(TM) electronic hand-held bingo systems of $1.5 million, or 87.1%, an increase of $0.1 million in bingo hall equipment due to higher sales volume and to the sales of fixed based bingo system of $1.1 million, primarily in the second quarter of 1999, compared to $0.1 million in the first half of 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $19.5 million for the six months ended June 30, 1999 compared to $17.9 million for the six months ended June 30, 1998 an increase of $1.6 million, or 8.9%. Selling, general and administrative expenses, as a percentage of sales, was 32.5% for the six months ended June 30, 1999 compared to 29.2% for the six months ended June 30, 1998. The increase is primarily due to the impact of (i) the acquisition of Bingo System and Supply, Inc. in the fourth quarter of 1998, (ii) the acquisition of the distribution business of Alberta Bingo Supply, Inc. in the third quarter of 1998, (iii) higher rent for administrative offices at the Texas border facilities and (iv) higher than normal travel expenses incurred in connection with exploring alternatives and examining the reorganization of the Company's business. These increases were partially offset by decrease in artwork and research and development expenses.

Restructuring Charge - The Company, in the second quarter of 1999, recorded a restructuring charge of $3.0 million related to the decision to relocate its corporate headquarters from Council Bluffs, Iowa to Minneapolis, Minnesota and to permanently close its manufacturing operations in McAllen, Texas and relocate bingo paper and ink dabber production to other manufacturing facilities in the United States, Canada and Mexico. This action was predicated on the results of a capacity study commissioned by the Company and coincides with an ongoing effort to improve operations, reduce costs, improve overall financial performance and stimulate growth.

The restructuring charge includes approximately $1,075,000 of recognized severance and termination benefits for approximately 200 employees and $1,925,000 of facility closure costs.

Reorganization Costs - Legal and professional fees aggregating $0.7 million were incurred in the first half of 1999 in connection with the pending bankruptcy filing and corporate reorganization.

Interest Expense, Net - Interest expense, net of interest income, was $7.2 million for the six months ended June 30, 1999 compared to $6.3 million for the six months ended June 30, 1998, an increase of $0.9 million, or 14.3%. Interest expense, as a percentage of sales, was 12.0% for the first half of 1999 compared to 10.3% for the first half of 1998. The increase is primarily attributable to accrued interest on the Credit Facility borrowings and to debt incurred to finance acquisitions in 1998.

Income Tax Provision (Benefit) - The Company recorded an income tax benefit of $244,000 for six months ended June 30, 1999 compared to an income tax provision of $118,000 for the six months ended June 30, 1998 pertaining to income generated in Canada. The effective tax rate was (0.3%) for the six months ended June 30, 1999 compared to 2.8% for the six months ended June 30, 1998. The low effective tax rate is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States and Canada within the net operating loss carryforward periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are for the purchase, manufacturing and carrying of inventory, the carrying of accounts receivable and notes receivable, the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the six months ended June 30, 1999 and 1998 are as follows:

                                                              JUNE 30,          JUNE 30,
                                                               1999               1998
                                                             ---------         ---------
(DOLLARS IN THOUSANDS)
Working capital                                              $  19,441         $  37,142
Current ratio                                                      1.7               2.7
Total long-term debt                                         $ 118,974         $ 106,203
Stockholders' equity (deficit)                               $ (13,620)        $  10,684
Total capitalization                                         $ 105,354         $ 116,887
Debt to capitalization ratio                                     112.9%             90.9%
Capital expenditures for property, plant and equipment       $     773         $   3,275
Capital expenditures for electronic bingo systems            $   3,103         $   1,290


FINANCING ACTIVITIES

The Company finances its working capital needs out of its operating cash flows and draws under the Credit Facility. The Company's long-term debt at June 30, 1999, including the current portion thereof totaled $119.0 million compared to $119.8 million at December 31, 1998. See Note 5 of Notes to Consolidated Financial Statements. Cash payments on long-term debt for the six months ended June 30, 1999 totaled $1,557,000 compared to $50,000 for the six months ended June 30, 1998.

The Company's cash flow from operations and draws under its existing lines of credit will not be sufficient to meet its short-term and long-term debt service and capital requirements, absent a substantial reorganization of its debt obligations. The Company did not make the scheduled payment of interest on May 15, 1999 of $6.25 million on the Company's 12.5% Senior Subordinated Notes due 2004 (the "Notes"). See "--Petition for Reorganization under Chapter 11" and
Part II, Item 3, "Defaults Upon Senior Securities." The grace period with respect to such payment expired on June 15, 1999, thereby resulting in an "Event of Default" under the Indenture governing the terms of the Notes (the "Indenture"). As a result, the Notes could be accelerated and payable in full, which would cause the total amount of the Notes to be classified as a current liability.

On May 21, 1999, the Company reached an agreement-in-principle (the "Agreement") with certain of the holders of the Notes (the "Noteholders"), with respect to the consensual reorganization of the Company's debt and equity. In accordance with the terms of the Agreement, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code on August 13, 1999 in order to effect a pre-negotiated plan of reorganization that implements the consensual Agreement with the Noteholders. See the discussion under the caption "Petition for Reorganization under Chapter 11" below. As a result, the Noteholders have agreed to refrain from taking any action to enforce the Notes or the obligations of the Company under the Indenture. There can be no assurance that the reorganization will be successfully initiated or implemented.

In November 1997, the Company entered into a Credit Facility for a three-year term expiring in November 2000. The Credit Facility, as amended, provides for maximum borrowings of up to $30.0 million of which up to $20.0 million may be borrowed under the U.S. Facility and up to $10.0 million may be borrowed under the Canadian Facility. At June 30, 1999, the Company had borrowed $17.1 million at a weighted-average interest rate of 8.23% of which $12.8 million was borrowed on the U.S. Facility and $4.3 million was borrowed on the

Canadian Facility. At December 31, 1998, the Company had borrowed $17.7 million at a weighted-average interest rate of 8.09% of which $13.9 million was borrowed on the U.S. Facility and $3.8 million was borrowed on the Canadian Facility. The Company and Bazaar also had $1.2 and $0.2 million, respectively, in stand-by letters of credit secured by the Credit Facility. The letters of credit are considered advances and reduce the availability of the borrowing base. The Company is currently negotiating with a third party to replace this Credit Facility with a new credit facility in the amount of up to $30.0 million. It is expected that any such replacement credit facility would be entered into in the context of the Company's Chapter 11 Case (as defined below).

The Borrowers are entitled to draw amounts under the Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable, eligible inventory and equipment value levels of the Company and the Canadian Borrower, respectively. At June 30, 1999 and December 31, 1998, $4.9 and $5.1 million, respectively, was available for borrowing under the Credit Facility.

The Credit Facility generally provides for interest on the US Facility at the prime rate plus 1/4% to 3/4% or at a Eurodollar rate plus 2 1/4% to 2 3/4%, at the option of the Company. The Canadian Facility generally provides for interest at the Canadian prime rate plus 1 1/4 % to 1 3/4%.

The Credit Facility imposes certain covenants and other requirements on the Borrowers. In general, the affirmative covenants provide for mandatory reporting by the Borrowers of financial and other information to the lenders and notice of certain events. The Credit Facility also contains certain negative covenants and restrictions on actions by the Borrowers that, among other things, restrict (i) the incurrence and existence of indebtedness or contingent obligations, (ii) consolidations, mergers and sale of assets, (iii) the incurrence and existence of liens, (iv) the sales of disposition of assets, (v) investments, loans and advances, (vi) the payment of dividends and the repurchases of the Company's common stock (the "Common Stock") and (vii) acquisitions by the Borrowers. In addition under certain circumstances, the Borrowers must meet a minimum level of net worth when the Excessive Availability based on the current borrowing base certificate is less than $5.0 million. As of the date of this report, the Company was not in compliance with certain covenants, including the minimum net worth covenant. The Company has not obtained a waiver of these covenant violations; however, Congress has not indicated any intention to declare the Company in default. In the event of a declaration of default, the Company may be required to repay the Credit Facility or Congress may foreclose on the collateral, which would materially and adversely impact the Company's results of operations.

The Credit Facility further contains customary events of default including non-payment of principal, interest or fees and violations of covenants, as well as cross default provisions which provide that a default under any other agreement relating to indebtedness for borrowed money in excess of $50,000 is a default under the Credit Facility. The default under the Notes is an "Event of Default" under the Credit Facility. The Company has not obtained a waiver of this covenant violation; however, as noted above Congress has not indicated any intention to declare the Company in default.

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On August 13, 1999, the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Prior to the August 13 Chapter 11 filing, the Company had reached an agreement-in-principle (the "Agreement") with certain of the holders (the "Noteholders") of its $100 million 12 1/2% Senior Subordinated Notes due 2004 (the "Notes"), with respect to a consensual reorganization of the Company's debt and equity.

Under the Agreement, upon effectiveness (the "Effective Date") of the Plan of Reorganization (the "Plan") the Notes, including principal, interest, fees and other charges with respect thereto, will be cancelled and in exchange therefor, the Noteholders will receive, pro-rata, one hundred percent (100%) of the Common Stock, $0.001 par value per share, to be authorized under the Company's amended and restated certificate of incorporation to be filed with the Delaware Secretary of State after Bankruptcy Court approval of the Plan ("New Common Stock"), subject to dilution of approximately 10% on a fully diluted basis by shares reserved for issuance under the options to be issued to the Company's executive management. The existing common stock, $0.01 par value, of the Company ("Existing Common Stock") will be cancelled and, in exchange therefor, the holders thereof will receive, subject to approval by the Bankruptcy Court, a pro-rata portion of $150,000 in cash.

Under the Plan, all persons who hold, together with all affiliates of such persons, $500,000 or less in principal amount of Notes, or who elect to reduce their holdings to $500,000, will receive a cash payment equal to 25% of such Noteholder's allowed claim in lieu of New Common Stock, unless such Noteholder elects to receive New Common Stock. The Company may fund up to an aggregate of $3 million of such cash payments (the "Company Funding"), with the remainder of the funding to be supplied by the largest holder of the Notes pursuant to a Standby Funding Commitment (the "Standby Commitment"). Under the Standby Commitment, the largest holder of the Notes will receive, in exchange for any such funding provided, an allowed claim as a Noteholder, thereby entitling such holder to an additional pro rata distribution of New Common Stock under the Plan.

The Agreement also provides for certain key executive officers of the Company to receive vested options to purchase four percent (4%) of the outstanding New Common Stock, and performance based incentive options to purchase six percent (6%) of the New Common Stock as of the Effective Date of the Plan on a fully diluted basis. These percentages are subject to increase based on the amount of the Company Funding, and the accretive effect thereof, in accordance with a formula set forth in the Plan. The Noteholders have agreed to support the payment of all trade claims in the ordinary course of the Company's business. As a result, the Company's trade creditors will not be impaired or negatively impacted by the contemplated restructuring.

The Plan filed with the Bankruptcy Court is subject to numerous conditions, including that the Plan be confirmed by the Bankruptcy Court, that the Company have sufficient cash on the Effective Date to make all cash payments required to be made pursuant to the Plan, that the Company receive all required regulatory approvals, and that there is no order, decree or ruling by any court or governmental body having jurisdiction, restraining or enjoining the consummation of the Plan. There is no assurance that the consensual restructuring provided for in the Agreement and the Plan or any other consensual restructuring will be finalized or that any restructuring which is contemplated will not be on terms materially different from those contained in the Agreement and the Plan.

CAPITAL EXPENDITURES

The Company's capital expenditures for property, plant and equipment were $0.8 million during the first six months of 1999 compared with $3.3 million during the first six months of 1998. During 1999, the Company's capital expenditure program will focus on (i) the upgrading and development of management information systems, (ii) the purchase of equipment designed to improve manufacturing efficiency and (iii) the consolidation of United States manufacturing operations.

Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems that are placed in the market and immediately generate revenue on a lease or revenue sharing basis. The Company's $3.1 million increase for electronic bingo systems is primarily due to the manufacture and placement of Power Bingo King(TM) hand-held electronic bingo units. The Company began placing the units following the July 1997 acquisition of substantially all of the assets of Power Bingo Corporation.

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

Teams have been established at each of the Company's principal operating locations throughout the United States, Canada and Mexico and were charged with assessing the state of compliance for all facility systems and equipment, and developing remediation plans where necessary. The site assessments have been completed and management currently believes the facilities systems and equipment to be year 2000 compliant such that they will not pose a significant risk to the Company's future business operations.

The Company produces and markets a wide array of products, many of which do not have year 2000 or date/time issues. Most products that the Company has identified to have year 2000 issues have been declared year 2000 compliant. Other products are either in various phases of testing software upgrades or have final solutions available for implementation. Currently, there is no indication that any of the identified issues will have a material adverse impact on the operation of these products.

Currently, an assessment of major suppliers is being performed with substantial completion expected during the third quarter of 1999. As part of this process the Company will request written assurances from these suppliers that they have year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. However, the Company can not assure that the systems of suppliers will be successfully converted on a timely basis. Therefore, the Company could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness and other business interruptions.

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

The Company is exposed to market risk from changes in interest rates. The Company's notes receivable consist primarily of fixed rate interest bearing securities. The total notes receivable at June 30, 1999 was $2.8 million, which approximates 2% of the total assets. Management believes the exposure will be minimal as the Company plans to hold the notes to maturity and the life of the notes is less than 2 years.

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

The Company's interest sensitive liabilities are its debt instruments consisting of a floating rate U.S. Credit Facility based on the prime rate plus 1/4% to 3/4% or at Eurodollar rate plus 2 1/4% to 2 3/4% and a Canadian Credit Facility at Canadian prime rate plus 1 1/4% to 1 3/4%.

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

                           PART II. OTHER INFORMATION

Item 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default on its Notes. The Company did not make the semiannual interest payment due May 15, 1999 in the amount of $6.25 million.

The Company also is in default of the U.S. Facility and the Canadian Facility with Congress. The terms of each Facility require the Company to meet certain financial and reporting covenants including maintenance of specified levels of net worth. As of the date of this report, the Company was not in compliance with many of these covenants. Specifically, the terms of each Facility require the Company to maintain a minimum level of net worth when the Excess Availability (as defined in the Credit Facility) based on the current borrowing base certificate is less than $5.0 million. At June 30, 1999, the Company had a negative net worth of $13.6 million, which is a violation of the minimum net worth requirement of $13 million. In addition, the Company's default under the Notes also is a default under the Credit Facility. The Company is current on its payments under the Credit Facility and the lender has not indicated an intention to declare a default. As of June 30, 1999, the aggregate amount borrowed under the Credit Facility was $17.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Petition for Reorganization under Chapter 11."

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  Exhibit 11   Statement Regarding Computation of Per Share
                               Earnings

                  Exhibit 27   Financial Data Schedule

         b.       Reports on Form 8-K:

                  The Company filed the following report on Form 8-K during the three months ended June 30, 1999:

                  (1) Report dated May 20, 1999, including a Restructuring Agreement and press release announcing that the Company had reached an agreement-in-principle with the ad hoc committee, which is comprised of certain of the holders of the Company's $100,000,000 12.5% Senior Subordinated Notes due 2004, with respect to a consensual reorganization of the Company's debt and equity.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STUART ENTERTAINMENT, INC.



Date:    August 16, 1999   /s/ Joseph M. Valandra
                           ----------------------------------------------------
                           Joseph M. Valandra, Chairman of the Board,
                           Chief Executive Officer and President



Date:    August 16, 1999   /s/ Lawrence X. Taylor, III
                           ----------------------------------------------------
                           Lawrence X. Taylor, III
                           Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.         Description
-----------         -----------
 11                 Statements Regarding Computation
                    of Per Share Earnings

 27                 Financial Data Schedule