Form 10-Q
period 1999-09-30
STUART ENTERTAINMENT INC
filed 1999-11-15
CIK 355142

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
      SEPTEMBER 30, 1999                                          0-10737


                           STUART ENTERTAINMENT, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                          84-0402207
    -------------------------------                          ------------------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

          3211 NEBRASKA AVENUE
          COUNCIL BLUFFS, IOWA                                      51501
----------------------------------------                          ----------
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

                                                        Yes [X]  No [ ]


As of November 8, 1999 there were 6,946,211 shares of the registrant's common stock, $.01 par value, outstanding.

                   STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)


                                      INDEX

                                                                                       Page No.
                                                                                       --------

PART I.     FINANCIAL INFORMATION:

  Item 1:

         Consolidated Statements of Operations for the
           Three and Nine Months Ended September 30, 1999 and 1998 .......................... 3

         Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998 ................................................................ 4

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1999 and 1998 .................................. 5-6

         Notes to Consolidated Financial Statements ...................................... 7-11

  Item 2:

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations ........................................... 12-21

  Item 3:

         Quantitative and Qualitative Disclosures about
           Market Risk ..................................................................... 22

PART II. OTHER INFORMATION:

SIGNATURES  ................................................................................ 23

EXHIBIT INDEX .............................................................................. 23

                          PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL INFORMATION

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Amounts in thousands, except per share data)
(UNAUDITED)

                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                   ----------------------      ----------------------
                                                     1999          1998          1999          1998
                                                   --------      --------      --------      --------
NET SALES                                          $ 28,218      $ 28,926      $ 88,256      $ 90,238

COST OF GOODS SOLD                                   19,610        20,510        58,035        61,837
                                                   --------      --------      --------      --------

GROSS MARGIN                                          8,608         8,416        30,221        28,401

OTHER EXPENSES:
  Selling, general and administrative expenses       11,574         8,993        31,064        26,890
  Restructuring charge                                 --            --           3,000          --
  Interest expense, net                               2,174         3,492         9,420         9,790
                                                   --------      --------      --------      --------
    Other expenses                                   13,748        12,485        43,484        36,680
                                                   --------      --------      --------      --------
LOSS BEFORE REORGANIZATION COSTS AND
  INCOME TAX BENEFIT                                 (5,140)       (4,069)      (13,263)       (8,279)

REORGANIZATION COSTS:
  Professional fees                                     622          --           1,355          --
                                                   --------      --------      --------      --------

LOSS BEFORE INCOME TAX BENEFIT                       (5,762)       (4,069)      (14,648)       (8,279)
                                                   --------      --------      --------      --------

INCOME TAX BENEFIT                                       (1)         (264)         (245)         (146)
                                                   --------      --------      --------      --------

NET LOSS                                           $ (5,761)     $ (3,805)     $(14,373)     $ (8,133)
                                                   ========      ========      ========      ========

NET LOSS PER COMMON SHARE:
  Basic                                            $  (0.83)     $  (0.55)     $  (2.07)     $  (1.17)
                                                   ========      ========      ========      ========
  Diluted                                          $  (0.83)     $  (0.55)     $  (2.07)     $  (1.17)
                                                   ========      ========      ========      ========

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                               6,946         6,938         6,946         6,936
                                                   ========      ========      ========      ========
  Diluted                                             6,946         6,938         6,946         6,936
                                                   ========      ========      ========      ========

Note: No dividends were paid or declared during the nine months ended September 30, 1999 and 1998.

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
(Dollars in thousands)

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                             1999              1998
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $   2,766          $   4,447
  Trade receivables, net of allowance for doubtful accounts of $4,067
    and $3,735                                                               19,726             19,124
  Current portion of notes receivable                                           875              1,587
  Inventories                                                                17,915             22,111
  Deferred income taxes                                                       2,886              2,886
  Prepaid expenses and other current assets                                   3,911              1,005
                                                                          ---------          ---------
           Total Current Assets                                              48,079             51,160

PROPERTY, PLANT AND EQUIPMENT, net                                           30,131             29,214
GOODWILL, net of accumulated amortization of $5,173 and $4,670               46,490             46,894
OTHER ASSETS, net                                                             8,176              9,431
                                                                          ---------          ---------

                                                                          $ 132,876          $ 136,699
                                                                          =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Debtor-In-Possession Credit Facility                                    $  22,787          $    --
  Current portion of long-term debt                                             470                469
  Trade payables                                                              7,499             12,725
  Accrued payroll and benefits                                                3,042              2,006
  Accrued interest                                                               33              1,887
  Other accrued liabilities                                                   3,140              3,871
  Restructuring charge reserve                                                2,763               --
  Income taxes payable                                                          849              1,023
                                                                          ---------          ---------
           Total Current Liabilities                                         40,583             21,981

LONG-TERM DEBT                                                                1,229            119,288
DEFERRED INCOME TAXES                                                           186                178
DEFERRED INCOME                                                                 103                143
LIABILITIES SUBJECT TO COMPROMISE                                           109,375               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.01 par value; 30,000,000 shares
    authorized; 6,946,211 and 6,942,914 shares
    outstanding                                                                  70                 70
  Additional paid-in capital                                                 27,768             27,767
  Accumulated deficit                                                       (43,673)           (29,280)
  Treasury stock (56,260 shares at cost)                                       (189)              (189)
  Accumulated other comprehensive loss                                       (2,576)            (3,259)
                                                                          ---------          ---------
           Total Stockholders' Equity (Deficit)                             (18,600)            (4,891)
                                                                          ---------          ---------

                                                                          $ 132,876          $ 136,699
                                                                          =========          =========

See Notes to Consolidated Financial Statements

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Dollars in thousands)
(UNAUDITED)

                                                                                   1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (14,373)     $  (8,133)
  Adjustments to reconcile net loss to net cash flows from
    operating activities:
    Depreciation and amortization                                                   7,340          5,911
    Provision for doubtful accounts                                                   704            776
    Restructuring charge                                                            3,000           --
    Payments on restructuring charge                                                 (237)        (2,404)
    Other non-cash expenses - net                                                   2,646           (910)
    Change in operating assets and liabilities:
      Trade receivables                                                            (1,571)        (2,285)
      Inventories                                                                   4,801         (2,514)
      Trade payables                                                               (5,226)          (363)
      Accrued interest                                                              9,407           --
      Other - net                                                                  (4,691)         4,078
                                                                                ---------      ---------
           Net cash flows from operating activities                                 1,800         (5,844)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                 --           (1,385)
  Capital expenditures for electronic bingo systems                                (7,092)        (2,308)
  Capital expenditures for property, plant and equipment                           (1,621)        (3,713)
  Other                                                                                40            (88)
  Payments received on notes receivable                                               976          1,278
  Proceeds from disposals                                                            --              164
                                                                                ---------      ---------
           Net cash flows from investing activities                                (7,697)        (6,052)
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on borrowings under DIP Credit Facility                                 22,787           --
  Debt proceeds on borrowings under Credit Facility                                  --            8,819
  Proceeds from issuance of common stock under employee stock purchase plan             1             10
  Repayment of Credit Facility borrowings                                         (17,802)          --
  Cost of debt financing                                                             (459)          (215)
  Payments on long-term debt                                                         (256)           (89)
                                                                                ---------      ---------
           Net cash flows from financing activities                                 4,271          8,525

  Effect of currency exchange rate changes on cash of foreign subsidiaries            (55)           149
                                                                                ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (1,681)        (3,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    4,447          7,099
                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   2,766      $   3,877
                                                                                =========      =========

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC.  AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Dollars in thousands)
(UNAUDITED)

                                                                    1999           1998
SUPPLEMENTAL CASHFLOW DISCLOSURES:
  Cash paid during the fiscal year for:
    Interest paid                                                 $     922      $   6,482
    Income taxes paid                                             $     381      $     501

  Non-cash reorganization activities:
    Reclassification of liabilities subject to compromise         $ 109,375      $    --
    Decrease in accured interest                                  $  (9,375)     $    --
    Reduction of long-term debt                                   $(100,000)     $    --

See Notes to Consolidated Financial Statements.

STUART ENTERTAINMENT, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     In the opinion of the Company's management, the foregoing unaudited consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of the Company for the periods shown. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1998, filed with the Securities and Exchange Commission on the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made to the 1998 financial statements to conform to those classifications used in 1999.

2. PETITION FOR REORGANIZATION UNDER CHAPTER 11 - On August 13, 1999, the Company filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. See Notes 6 and 7 to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Petition for Reorganization under Chapter 11" for a detailed discussion.

3. COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is comprised of net earnings (losses) and net currency translation gains (losses). Total comprehensive loss for the nine months ended September 30, 1999 and 1998 was $13,690,000 and $10,385,000, respectively.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which established accounting and reporting standards for derivative instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, FASB issued SFAS No. 137, which amended SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management is in the process of evaluating the impact, if any, this accounting pronouncement will have on the Company's financial statements.

5.   INVENTORIES - Inventories consisted of the following:

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    1999           1998
                                                                (UNAUDITED)
Raw materials                                                    $   3,936      $   4,858
Work-in-process                                                        190            250
Finished goods                                                      13,789         17,003
                                                                 ---------      ---------

                                                                 $  17,915      $  22,111
                                                                 =========      =========

6.   FINANCING ARRANGEMENTS:

Long-term debt consisted of the following:

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1999           1998
                                                                (UNAUDITED)
Senior Subordinated Notes                                        $ 100,000       $ 100,000
Borrowings Under Credit Facility                                      --            17,673
Notes payable to others                                              1,699           2,084
                                                                 ---------       ---------
                                                                   101,699         119,757

Less long-term debt classified as current                             (470)           (469)
Less amounts included as liabilities subject to compromise        (100,000)           --
                                                                 ---------       ---------
                                                                 $   1,229       $ 119,288
                                                                 =========       =========

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

     In November 1997, the Company entered into a credit facility consisting of two loan and security agreements, one between the Company and Congress Financial Corporation (Central) ("Congress") (the

     "US Facility") and one between Bingo Press & Specialty Limited, a wholly owned subsidiary of the Company ("Bazaar") and Congress Financial Corporation (Canada) (the "Canadian Facility") (collectively, the "Credit Facility"). The Credit Facility provided for maximum borrowings of up to $30.0 million, of which up to $20.0 million under the US Facility and up to US$10.0 million under the Canadian Facility. At December 31, 1998, the Company had borrowed $17.7 million. The Credit Facility was repaid in full plus accrued interest in connection with financing provided by the Debtor-in-possession Credit Facility on September 15, 1999.

     On September 13, 1999, the Company received approval from the United States Bankruptcy Court in Delaware (the "Bankruptcy Court") to enter into a debtor-in-possession credit facility (the "DIP Credit Facility") with Foothill Capital Corporation. The DIP Credit Facility, which was entered into on September 15, 1999, replaced the Company's existing credit facilities (which totaled $30 million) with Congress Financial Corporation ("Congress"). The DIP Credit Facility is secured by substantially all of the Company's operating assets and provides for maximum borrowings of up to $30 million, consisting of a $22 million revolving credit facility and an $8 million term loan. The $8 million term loan and all accrued and unpaid interest is payable in 60 equal monthly installments of $133,333 of principal which commenced on October 1, 1999 plus interest on the unpaid balance at the prime rate plus 1.0%. The DIP Credit Facility provides for a term expiring on the earliest of: (i) September 15, 2000; (2) the appointment of a Chapter 11 trustee for the Company; (3) the effective date of a confirmed plan of reorganization for the Company; (iv) conversion of the bankruptcy case to a Chapter 7 case, (v) the dismissal of the bankruptcy case; and (vi) the appointment of an examiner with expanded powers to manage or operate the financial affairs of the Company. Proceeds from the DIP Credit Facility were used to repay the Congress Credit Facilities and are otherwise available for working capital purposes.

     The Company is entitled to draw amounts under the DIP Revolving Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable and eligible inventory of the Company and certain of its wholly owned subsidiaries, specifically, Bingo Press & Specialty Limited, Video King Gaming Systems, Inc. and Bingo Systems and Supply, Inc. At September 30, 1999, $16.6 million was available for borrowing under the DIP Revolving Credit Facility. At such date, the Company had borrowed $14.8 million under the DIP Revolving Credit Facility, $1.4 million of which was borrowed to secure letters of credit previously issued by Congress. The DIP Revolving Credit Facility generally provides for interest on the outstanding borrowings at prime rate of 0.5% and is required to be paid monthly.

     The Credit Facility imposes certain covenants and other requirements on the Company, including the requirement that the Company have an EBITDA (earnings before interest, taxes, depreciation and amortization), exclusive of restructuring costs and charges, of at least $1.5 million, measured for the fiscal quarter ending December 31, 1999, and an EBITDA, inclusive of restructuring costs and charges, of at least $2.5 million, measured for the fiscal quarter ending March 31, 2000 and for each fiscal quarter thereafter. The DIP Credit Facility also provides that the Company may not make capital expenditures in any fiscal year in excess of $6 million or in excess of $3 million in any fiscal quarter (commencing with the fiscal quarter ended September 30, 1999).

7. LIABILITIES SUBJECT TO COMPROMISE - Liabilities subject to compromise at September 30, 1999 included the Senior Subordinated Notes and related accrued interest in the amount of $109,375,000.

     On August 13, 1999, the Company discontinued accruing interest on the long-term debt. The contractual interest expense would be $3,806,000 and $11,052,000 for the three and nine months ended September 30, 1999, respectively, as compared to the amounts recorded of $2,174,000 and $9,420,000 for the three and nine months ended September 30, 1999, respectively.

8. RESTRUCTURING CHARGE - During the second quarter of 1999, management announced the decision by the Company to permanently close its operations in McAllen, Texas. This restructuring plan involves the reallocation of bingo paper products and bingo ink markers production to existing Company facilities located in the United States, Canada and Mexico. This decision was made based on the results of a capacity study commissioned by the Company and coincide with an ongoing effort to improve operations, reduce costs, improve overall financial performance and stimulate growth. The Company also announced plans to relocate its corporate headquarters from Council Bluffs, Iowa to the Minneapolis, Minnesota. As a result of these decisions, the Company recorded a restructuring charge of $3,000,000 in the second quarter of 1999. The restructuring charge includes approximately $1,075,000 of recognized severance and termination benefits for approximately 200 employees and $1,925,000 of facility closure costs.

     A summary of restructuring activity is presented below:

                                                      ACCRUED
                                         ACCRUED      FACILITY
                                        SEVERANCE   CLOSURE COSTS   TOTAL
                                        --------    -------------  --------
Balance at June 30, 1999                $  1,075      $  1,925     $  3,000
Expenditures                                 150            87          237
                                        --------      --------     --------

Balance at September 30, 1999           $    925      $  1,838     $  2,763
                                        ========      ========     ========

9. BUSINESS OPERATIONS AND SEGMENTS - The Company is primarily engaged in the manufacture and distribution of a full line of bingo-related products. The Company's products are sold primarily in the United States and Canada to distributors, who resell them to non-profit organizations which use such products for fund-raising purposes and to commercial entities such as Indian gaming enterprises, casinos and government sponsored entities which operate bingo games for profit.

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

     The Company evaluates the performance of its operating segments based on fully absorbed product line gross margins. For the three and nine months ended September 30, 1999 and 1998, the Company did not allocate Selling, General and Administrative, Depreciation and Amortization, Interest Expense and Non-operating Expense or Income, or Income Taxes to its individual operating segments. The Company is, therefore, unable to reasonably determine the breakout of these items by reportable segment. In addition, as of September 30, 1999 and December 31, 1998, the Company did not measure return on investment by reportable segment and accordingly is not able to report the allocation of assets by reportable segment.

     SUMMARY BY BUSINESS SEGMENTS:

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                     1999          1998          1999          1998
NET SALES:
  Consumable Bingo Products                        $ 13,825      $ 15,252      $ 43,381      $ 47,798
  Pulltab and Lottery Products                        9,516         9,921        29,610        32,307
  Electronic Bingo Products                           4,877         3,753        15,265        10,133
                                                   --------      --------      --------      --------
                                                     28,218        28,926        88,256        90,238
                                                   --------      --------      --------      --------
GROSS MARGIN
  Consumable Bingo Products                           3,341         3,706        13,499        13,164
  Pulltab and Lottery Products                        3,364         3,506        10,992        11,481
  Electronic Bingo Products                           1,903         1,204         5,730         3,756
                                                   --------      --------      --------      --------
                                                      8,608         8,416        30,221        28,401
                                                   --------      --------      --------      --------

  Selling, general and adminstrative expenses        11,574         8,993        31,064        26,890
  Restructuring charge                                 --            --           3,000          --
                                                   --------      --------      --------      --------
    Operating income (loss)                        $ (2,966)     $   (577)     $ (3,843)     $  1,511
                                                   ========      ========      ========      ========

10.  REORGANIZATION COSTS:

     Reorganization costs of $622,000 and $1,355,000 for the three and nine months ended September 30, 1999, respectively, are comprised of professional fees.

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

GENERAL

The Company incurred a net loss of $14.4 million for the nine months ended September 30, 1999, compared to a net loss of $8.1 million for the nine months ended September 30, 1998. Excluding the restructuring charge of $3.0 million and reorganization costs of $1.4 million recorded in the second and third quarters of 1999, management believes that the Company's operations continue to be adversely impacted by increased competition, including competition from companies offering new forms of gaming that are outside the traditional consumable bingo and pulltab markets. The Company has attempted to offset the increase in competition by developing electronic bingo and pulltab systems and by consolidating manufacturing operations. These actions have not offset the effects of declining margins caused by increased competition and the apparent decline in the popularity of traditional forms of bingo and pulltabs.

The Company competes in markets that include a narrow customer base. The markets for the Company's products are intensely competitive and are subject to continuous, rapid technological change, short product life cycles and aggressive pricing. The industry is experiencing increased pressure as it relates to competitor's pricing structure of consumable bingo products. The Company competes primarily on the basis of technology, product availability, performance, quality, price, reliability, distribution and customer service.

RESULTS OF OPERATIONS

The following data sets forth operating data from the Company's Consolidated Statements of Operations, stated as a percentage of net sales.

                                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED

                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                              ------------------------               -------------------------
                                                               1999              1998                 1999               1998

Net sales                                                      100.0%            100.0%               100.0%             100.0%
Cost of goods sold                                              69.5              70.9                 65.8               68.5
                                                               -----             -----                -----              -----
Gross margin                                                    30.5              29.1                 34.2               31.5
Selling, general and administrative expenses                    41.0              31.1                 35.2               29.8
Restructuring charge                                            --                --                    3.4               --
                                                               -----             -----                -----              -----
Income (loss) from operations                                  (10.5)             (2.0)                (4.4)               1.7
Interest expense                                                 7.7              12.1                 10.7               10.9
Reorganization costs                                             2.2              --                    1.5               --
                                                               -----             -----                -----              -----
Loss before income tax provision (benefit)                     (20.4)            (14.1)               (16.6)              (9.2)
Income tax provision (benefit)                                  --                (0.9)                (0.3)              (0.2)
                                                               -----             -----                -----              -----
Net loss                                                       (20.4%)           (13.2%)              (16.3%)             (9.0%)
                                                               =====             =====                =====              =====

Comparison of Three Months Ended September 30, 1999 and 1998

Net Sales - Net sales were $28.2 million for the three months ended September 30, 1999, a decrease of $0.7 million, or 2.4% from $28.9 million for the three months ended September 30, 1998.

In Canada, sales decreased $0.6 million, or 7.3%, for the third quarter ended September 30, 1999, compared to the third quarter ended September 30, 1998. Two of the Company's business segments experienced lower sales volumes in Canada in 1999 compared to 1998 with consumable bingo products decreasing $0.4 million or 6.5% and pulltab and lottery products decreasing $0.4 million or 15.6%. Electronic bingo products increased $0.2 million, primarily hall equipment for the third quarter of 1999 compared to the third quarter of 1998. Consumable bingo products sales in Canada were adversely impacted by increased price competition from manufacturing rivals, as well as from an increase in other forms of gaming. The decrease in Canadian pulltab and lottery products is attributable to the continued adverse impact on the Canadian pulltab and lottery ticket market resulting from an increase in government fees that reduced the prize payout levels. The Canadian dollar strengthened in the third quarter of 1999 compared 1998 and favorably impacted sales by approximately $0.2 million or
2.0 %.

Domestically, the Company's sales were slightly lower by $0.1 million, or 0.5%, for the third quarter ended September 30, 1999 compared to the third quarter ended September 30, 1998. The decline was due to a decrease in the consumable bingo products of $1.1 million, or 10.9%. Sales of pulltab and lottery products were flat. Electronic bingo products increased by $1.0 million or 25.9% attributable to the increase of $1.0 million in sales generated from the installation of Power Bingo King(TM) hand-held electronic bingo units. The sales of consumable bingo products has been adversely impacted by increased competition, from production inefficiencies due to the closure of the McAllen, Texas plant.

The Company expects the general decline in the sales of consumable bingo products to continue in the fourth quarter of 1999 due to competitive pressures from other sources of gaming and entertainment and due to production and shipping inefficiencies from the plant closure in McAllen, Texas. However, the Company expects revenues from the Power Bingo King(TM) hand-held electronic bingo systems to continue to increase, which the Company expects will partially offset the decline in sales in the consumable bingo products and pulltab and lottery product segments.

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 69.5% for the third quarter of 1999, a decrease of 1.4 percentage points from 70.9% for the third quarter of 1998. In terms of dollars, cost of goods sold was $19.6 million for the third quarter of 1999 compared to $20.5 million for the third quarter of 1998.

In Canada, cost of sales decreased $0.5 million, or 9.1%, in the third quarter of 1999 compared to 1998. The decrease is attributable in part to lower sales of pulltab and lottery products of $0.5 million or 21.5% and by lower sales of consumable bingo products of $0.1 million, or 6.5%, primarily relating to bingo paper. The lower consumable bingo products cost of sales were offset in part by higher ink production costs attributable to production inefficiencies resulting from the transfer of ink manufacturing operations from Texas to Ontario, Canada in third quarter of 1999. This decrease was partially offset by a slight increase in the cost of sales of $0.1 million due to higher sales volumes of electronic bingo products.

Domestically, cost of sales decreased $0.4 million, or 2.8%, in the third quarter of 1999 compared to 1998. The decrease is primarily related to a $0.9 million or 11.0% decrease in consumable bingo related products for the third quarter of 1999 compared to the third quarter of 1998 from a decrease in sales of bingo paper and to lower product costs due to favorable newsprint prices.

This decrease was offset in part by an increase in pulltab and lottery product of $0.2 million or 4.5% in third quarter of 1999 compared to the third quarter of 1998 due to higher production costs resulting from the operational inefficiencies and in part to an increase electronic bingo products cost of sales of $0.3 million or 13.0% in the third quarter of 1999 compared to the third quarter of 1998. This increase is due in part to the impact of the increase in installation of Power Bingo King(TM) electronic handheld bingo system of $0.4 million or 44.4% and to the sales of fixed base systems of $0.3 million in the third quarter of 1999 compared to $0.1 million in the third quarter of 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $11.6 million for the three months ended September 30, 1999 compared to $9.0 million for the three months ended September 30, 1998 an increase of $2.6 million or 28.7%. Selling, general and administrative expense, as a percentage of sales, was 41.0% for the three months ended September 30, 1999 compared to 31.1% for the three-month period ended September 30, 1998. The increase is primarily due to the impact of (i) the acquisition of Bingo System and Supply, Inc. in the fourth quarter of 1998, (ii) higher postage expense attributable to the required mailings in connection with the Chapter 11 reorganization and financing, (iii) higher rent for administrative offices at the Texas border facilities, (iv) higher than normal travel expenses incurred in connection with exploring alternatives and examining the reorganization of the Company's business and increased demand for the Company's hand-held electronic bingo units and (v) a loss nonrecurring in the termination of the Canadian joint venture of $253,000 in 1999 compared to a gain of $11,000 in 1998. These increases were partially offset by decreases in telecommunications and research and development expenses.

Interest Expense, Net - Interest expense, net of interest income, was $2.2 million for the three months ended September 30, 1999 compared to $3.5 million for the three months ended September 30, 1998, a decrease of $1.3 million, or 37.7%. Interest expense, as a percentage of sales, was 7.7% for the third quarter of 1999 compared to 12.1% for the third quarter of 1998. The decrease is primarily attributable to no longer accruing interest on the Notes from August 13, 1999 offset in part by accrued interest on higher Credit Facility borrowings, debt incurred to finance acquisitions in 1998 and to borrowings under the DIP credit facility since September 15, 1999.

Reorganization Costs - Legal and professional fees of $0.6 million were incurred in the third quarter of 1999 in connection with the pending bankruptcy filing and reorganization of the Company.

Income Tax Provision (Benefit) - The Company recorded an income tax benefit of $1,000 for three months ended September 30, 1999 compared to an income tax benefit of $264,000 for the three months ended September 30, 1998. The decrease in the income tax benefit is primarily attributable to the recognition of a valuation allowance due to the uncertainty regarding realization of certain long-term future tax benefits. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income in the United States and Canada within the net operating loss carryforward periods.

Comparison of Nine Months Ended September 30, 1999 and 1998

Net Sales - Net sales were $88.3 million for the nine months ended September 30, 1999, a decrease of $2.0 million, or 2.2% from $90.2 million for the nine months ended September 30, 1998.

In Canada, sales decreased $2.5 million, or 9.3%, for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Two of the Company's business segments experienced lower sales volumes in Canada in 1999 compared to 1998 with consumable bingo products decreasing $0.7 million, or 4.0%, and pulltab and lottery products decreasing $2.1 million, or 22.0%. Electronic bingo products increased $0.3 million, or 59.7%, for the first nine months of 1999 compared to the first nine months of 1998. Consumable bingo products sales in Canada were adversely impacted by increased competition from manufacturing rivals, as well as from an increase in other forms of gaming. The decrease in Canadian pulltab and lottery products is attributable in part to higher than normal first quarter 1998 sales due to customers replenishing inventories with new pulltab products after the Company was awarded a five year contract from the Ontario Gaming Commission in November 1997. The decrease is also partially due to the continued adverse impact on the Canadian pulltab and lottery ticket market as a result of an increase in government fees that reduced the prize payout levels. In addition, the weakening Canadian dollar negatively impacted sales by approximately $0.5 million or 1.9%.

Domestically, the Company experienced a slight increase of $0.5 million, or 0.8%, for the first nine months ended September 30, 1999 compared to the first nine months ended September 30, 1998. Specifically, electronic bingo products increased $4.8 million, or 50.1%, attributable to (i) the increase of $3.0 million in revenues generated from the installation of Power Bingo King(TM) hand-held electronic bingo systems and (ii) a $1.9 million increase in fixed based electronic bingo systems. This increase was offset in part by a decrease of $3.7 million or 12.0% in consumable bingo products and by a decrease of $0.6 million or 2.5% in pulltab and lottery products. The sales of consumable bingo products and pulltab and lottery products has been adversely impacted by increased competition from manufacturing rivals and an apparent decline in the popularity of traditional bingo and pulltabs due to the increase in other forms of gaming and entertainment. In addition consumable bingo product sales were adversely impacted in the third quarter of 1999 as a result of production and shipping inefficiencies due to the plant closure in McAllen, Texas.

The Company expects the general decline in the industry to continue in the fourth quarter of 1999 due to competitive pressures from other sources of gaming and entertainment. However, the Company expects revenues from the Power Bingo King(TM) hand-held electronic bingo systems to continue to increase, which the Company expects will partially offset the decline in sales in the consumable bingo products and pulltab and lottery product segments.

Cost of Goods Sold - Cost of goods sold as a percentage of sales was 65.8% for the first nine months of 1999, a decrease of 2.7 percentage points from 68.5% for the first nine months of 1998. In terms of dollars, cost of goods sold was $58.0 million for the first nine months of 1999 compared to $61.8 million for the first nine months of 1998.

In Canada, cost of sales decreased $1.8 million, or 10.7%, in the first nine months of 1999 compared to 1998. The decrease is attributable to lower sales of pulltab and lottery products of $1.6 million, or 22.9%, and lower sales of consumable bingo products of $0.3 million, or 3.5%. However, cost of sales for consumable bingo products was unfavorable impacted as a result of production inefficiencies due to the relocation of ink manufacturing operations from McAllen, Texas to Ontario, Canada in the third quarter. This decrease was partially offset by a slight increase in the cost of sales for electronic products of $0.1 million, or 48.2%, due to higher sales volumes.

Domestically, cost of sales decreased $2.0 million, or 4.5%, in the first nine months of 1999 compared to 1998. The decrease is due in part to a $4.4 million, or 17.3%, decrease in consumable bingo products and to a $0.6 million, or 4.4%, decrease in pulltab and lottery products for the first nine months of 1999 compared to the first nine months of 1998. The decrease in cost of sales for consumable bingo products is due in part to the decrease in sales volumes and to lower product costs relating to favorable newsprint prices. The decrease in cost of sales for pulltab and lottery ticket products is attributable in part to the decrease in sales volumes and to continued production efficiencies.

These domestic decreases were offset in part by an increase in cost of sales of electronic bingo products of $3.0 million, or 49.6%, in the first nine months of 1999 compared to the first nine months of 1998. This increase is due in part to the impact of the increase in installation of Power Bingo King(TM) electronic hand-held bingo systems of $1.9 million, or 71.3% and to the sales of fixed based bingo system of $1.6 million, primarily in the second quarter of 1999, compared to $0.2 million in the first nine months of 1998. This increase was offset in part by a decrease in bingo hall equipment of $0.3 million or 10.1% as a result of lower sales volumes year-to-date.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $31.1 million for the nine months ended September 30, 1999 compared to $26.9 million for the nine months ended September 30, 1998 an increase of $4.2 million, or 15.5%. Selling, general and administrative expenses, as a percentage of sales, was 35.2% for the nine months ended September 30, 1999 compared to 29.8% for the nine months ended September 30, 1998. The increase is primarily due to the impact of (i) the acquisition of Bingo System and Supply, Inc. in the fourth quarter of 1998, (ii) a loss nonrecurring in the termination of a Canadian joint venture of $253,000 in 1999 compared to a gain of $11,000 in 1998, (iii) higher rent for administrative offices at the Texas border facilities, (iv) higher than normal travel expenses incurred in connection with exploring alternatives and examining the reorganization of the Company's business and (v) higher postage costs attributable to the required mailings in connection with the Chapter 11 reorganization and financing. These increases were partially offset by decrease in artwork, research and development expenses and repairs and maintenance.

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

Interest Expense, Net - Interest expense, net of interest income, was $9.4 million for the nine months ended September 30, 1999 compared to $9.8 million for the nine months ended September 30, 1998, a decrease of $0.4 million, or 3.8%. Interest expense, as a percentage of sales, was 10.7% for the first nine months of 1999 compared to 10.9% for the first nine months of 1998. The decrease is primarily attributable to discontinuing accruing interest on the Notes since August 13, 1999, offset in part by accrued interest on the DIP Credit Facility borrowings, debt incurred to finance acquisitions in 1998, and to borrowings under the DIP Credit Facility since September 15, 1999.

Reorganization Costs - Legal and professional fees aggregating $1.4 million were incurred in the first nine months of 1999 in connection with the pending bankruptcy filing and corporate reorganization.

Income Tax Provision (Benefit) - The Company recorded an income tax benefit of $245,000 for nine months ended September 30, 1999 compared to an income tax benefit of $146,000 for the nine months ended September 30, 1998. The increase in the income tax benefit is attributable to no taxable income generated in Canada in 1999 compared to taxable Canadian income in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal uses of cash are for the purchase, manufacturing and carrying of inventory, the carrying of accounts receivable and notes receivable, the manufacture of Power Bingo King(TM) hand-held electronic bingo systems and carrying of these assets for lease or revenue sharing and the purchase of fixed assets and for normal operating expenses. The primary amounts and ratios relating to liquidity and capital resources for the nine months ended September 30, 1999 and 1998 are as follows:

                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                                   1999                 1998
                                                               -------------        -------------
(DOLLARS IN THOUSANDS)

Working capital                                                  $   7,971            $  33,655
Current ratio                                                          1.2                  2.4
Total long-term debt                                             $   1,699            $ 109,483
Liabilities subject to comprise                                  $ 109,375            $    --
Stockholders' equity (deficit)                                   $ (18,600)           $   6,021
Total capitalization                                             $  92,474            $ 115,504
Debt to capitalization ratio                                           1.8%                94.8%
Capital expenditures for property, plant and equipment           $   1,621            $   3,713
Capital expenditures for electronic bingo systems                $   7,092            $   2,308

FINANCING ACTIVITIES

The Company finances its working capital needs out of its operating cash flows and draws since September 15, 1999 under the Debtor-In-Possession Credit Facility provided by Foothill Capital Corporation and previously under the Credit Facility provided by Congress Financial Corporation.

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

At September 30, 1999 the Senior Subordinated Notes with related interest and the notes payable to others with related interest were reclassified from long-term debt to liabilities subject to Compromise.

On September 13, 1999, the Company received approval from the United States Bankruptcy Court in Delaware (the "Bankruptcy Court") to enter into a debtor-in-possession credit facility (the "DIP Credit Facility") with Foothill Capital Corporation. The Credit Facility, which was entered into on September 15, 1999, replaced the Company's existing credit facilities (which totaled $30 million) with Congress Financial Corporation ("Congress"). The DIP Credit Facility is secured by substantially all of the Company's operating assets and provides for maximum borrowings of up to $30 million, consisting of a $22 million revolving credit facility and an $8 million term loan. The term loan is payable in 60 equal monthly installments of $133,333 of principal which commenced on October 1, 1999, plus interest at the prime rate plus 1.0%. The DIP Credit Facility provides for a term expiring on the earliest of: (i) September 15, 2000; (2) the appointment of a Chapter 11 trustee for the Company; (3) the effective date of a confirmed plan of reorganization for the Company; (iv) conversion of the bankruptcy case to a Chapter 7 case, (v) the dismissal of the bankruptcy case; and (vi) the appointment of an examiner with expanded powers to manage or operate the financial affairs of the Company. Proceeds from the DIP Credit Facility were used to repay the Congress Credit Facilities and are otherwise available for working capital purposes.

The Company is entitled to draw amounts under the DIP Revolving Credit Facility, subject to availability pursuant to a borrowing base certificate. The borrowing base is based on the eligible accounts receivable and eligible inventory of the Company and certain of its wholly owned subsidiaries, specifically, Bingo Press & Specialty Limited, Video King Gaming Systems, Inc. and Bingo Systems and Supply, Inc. At September 30, 1999, $16.6 million was available for borrowing under the DIP Credit Facility. At such date, the Company had borrowed $14.8 million under the DIP Revolving Credit Facility. The DIP Revolving Credit Facility generally provides for interest at prime rate plus 0.5% and is required to be paid monthly.

In November 1997, the Company entered into a Credit Facility with Congress for a three-year term expiring in November 2000. The Credit Facility, as amended, provided for maximum borrowings of up to $30.0 million of which up to $20.0 million may be borrowed under the U.S. Facility and up to $10.0 million may be borrowed under the Canadian Facility. At December 31, 1998, the Company had borrowed $17.7 million at a weighted-average interest rate of 8.09% of which $13.9 million was borrowed on the U.S. Facility and $3.8 million was borrowed on the Canadian Facility. The Company and Bazaar also had $1.2 and $0.2 million, respectively, in stand-by letters of credit secured by the Credit Facility. The letters of credit are considered advances and reduce the availability of the borrowing base. The Credit Facility was repaid in full at September 30, 1999 in connection with borrowings under the DIP Credit Facility

PETITION FOR REORGANIZATION UNDER CHAPTER 11

On August 13, 1999, the Company filed a petition for reorganization under Chapter 11 in the United States Bankruptcy Court for the District of Delaware.

Prior to the August 13 Chapter 11 filing, the Company had reached an agreement-in-principle (the "Agreement") with certain of the holders (the "Noteholders") of its $100 million 12.5% Senior Subordinated Notes due 2004 (the "Notes"), with respect to a consensual reorganization of the Company's debt and equity. Under the Agreement, upon effectiveness (the "Effective Date") of the Plan of Reorganization (the "Plan") the Notes, including principal, interest, fees and other charges with respect thereto, will be cancelled and in exchange therefor, the Noteholders will receive, pro-rata, one hundred percent (100%) of the Common Stock, $0.001 par value per share, to be authorized under the Company's amended and restated certificate of incorporation to be filed with the Delaware Secretary of State after Bankruptcy Court approval of the Plan ("New Common Stock"), subject to dilution of approximately 10% on a fully diluted basis by shares reserved for issuance under the options to be issued to the Company's executive management. The existing common stock, $0.01 par value, of the Company ("Existing Common Stock") will be cancelled and, in exchange therefor, the holders thereof will receive, subject to approval by the Bankruptcy Court, a pro-rata portion of $150,000 in cash.

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

CAPITAL EXPENDITURES

The Company's capital expenditures for property, plant and equipment were $1.6 million during the first nine months of 1999 compared with $3.7 million during the first nine months of 1998. During 1999, the Company's capital expenditure program will focus on (i) the upgrading and development of management information systems, (ii) the purchase of equipment designed to improve manufacturing efficiency and (iii) the consolidation of United States manufacturing operations. Capital expenditures for electronic bingo systems consist of Power Bingo King(TM) and System 12(TM) electronic bingo systems that are placed in the market and immediately generate revenue on a lease or revenue sharing basis. The Company's $7.1 million increase for electronic bingo systems is primarily due to the manufacture and placement of Power Bingo King(TM) hand-held electronic bingo units. The Company began placing the units following the July 1997 acquisition of substantially all of the assets of Power Bingo Corporation.

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

Currently, an assessment of major suppliers is being performed with substantial completion expected during the fourth quarter of 1999. As part of this process the Company will request written assurances from these suppliers that they have year 2000 readiness programs in place, as well as an affirmation that they will be compliant when necessary. However, the Company cannot assure that the systems of suppliers will be successfully converted on a timely basis. Therefore, the Company could be adversely impacted by such things as loss of revenue, production delays, lack of third party readiness and other business interruptions.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal market risks (i.e., the risk of loss arising from adverse changes in market prices and rates) to which the Company is exposed are:

     o   Interest rates on notes receivables.

     o   Commodity prices, affecting the cost of certain raw materials.

     o   Foreign exchange rates and other international market risks.

     o   Interest rate on the DIP Term Loan and Revolving Credit Facilities

The Company is exposed to market risk from changes in interest rates. The Company's notes receivable consist primarily of fixed rate interest bearing securities. The total notes receivable at September 30, 1999 was $2.5 million, which approximates 2% of the total assets. Management believes the exposure will be minimal as the Company plans to hold the notes to maturity and the life of the notes is less than 2 years.

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

The Company estimates that a 10% decrease in Canadian foreign exchange rate would result in $2.5 million loss in net sales on an annual basis. Management intends to study whether the management of foreign currency market risk through the use of a variety of financial and derivative instruments would be advantageous.

The Company's interest sensitive liabilities are its debt instruments consisting of a floating rate U.S. Credit Facility based on the prime rate plus 1.0% and the floating rate DIP Revolving Credit Facility Term Loan based on the prime rate plus 0.5%.

Because the interest rate on the DIP Credit Facility is variable, the Company's cash flow may be affected by increases in interest rates, in that the Company would be required to pay more interest in the event that the prime interest rates increase. Management does not, however, believe that any risk inherent in the variable rate nature of the loan is likely to have a material effect on the Company's interest or available cash.

A 10% proportionate increase in interest rates in 1999 would result in an increase to pretax loss of approximately $0.20 million on an annual basis. This increase to the pretax loss is caused by the Company's variable rate Credit Facility. Conversely, a corresponding decrease in interest rates would result in a comparable improvement to the pretax loss.

                           PART II. OTHER INFORMATION


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

                                  STUART ENTERTAINMENT, INC.



Date:    November 15, 1999      /s/ Joseph M. Valandra
                                ------------------------------------------------
                                Joseph M. Valandra, Chairman of the Board,
                                Chief Executive Officer and President



Date:    November 15, 1999      /s/ Lawrence X. Taylor, III
                                ------------------------------------------------
                                Lawrence X. Taylor, III
                                Executive Vice President and Chief
                                Financial Officer

                                  EXHIBIT INDEX


The following Exhibits are filed herewith.

Exhibit No.                         Description
-----------                         -----------

 11                                 Statements Regarding Computation
                                    of Per Share Earnings


 27                                 Financial Data Schedule